Form 10QSB
period 1996-03-31
COSMETIC SCIENCES INC
filed 1996-05-15
CIK 318940

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1996
                           ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ____________________

Commission File No. 0-9836
                ---------------

                             COSMETIC SCIENCES, INC.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            New York                             22-2210547
- - --------------------------------------------------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)

           One Old Country Road, Suite 335, Carle Place, New York 11514

- - --------------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (516) 248-2273
- - --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes _____  No __X___

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                            Yes _____  No __X___

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 19,000,226 common shares, $.01 par value, as of May 14, 1996.

Transitional Small Business Disclosure Format (check on):   Yes _____  No __X___

                             COSMETIC SCIENCES, INC.
                      FIRST QUARTER REPORT ON FORM 10 - QSB

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I - Financial Information

  Item 1                                                                Page
                                                                        ----
  Condensed Consolidated Balance Sheets as of March 31, 1996
   (Unaudited) and December 31, 1995                                     3

  Condensed Consolidated Statements of Operations (Unaudited)
   for the three months ended March 31, 1996 and 1995                    4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
   for the three months ended March 31, 1996 and 1995                    5

  Notes to Condensed Consolidated Financial Statements (Unaudited)       6

  Item 2

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  7

  Part II - Other Information                                           10

  Signatures                                                            11

  Exhibit Index                                                         12

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets


                                                                                             March 31,           December 31,
                                                                                                1996                  1995
                                                                                            -----------          -------------
                                                                                            (Unaudited)

                  Assets
                  ------
Current assets:
         Cash                                                                              $  204,119             $  511,563
         Accounts receivable, net of allowance for
             doubtful accounts of $100,000                                                  1,094,357                895,131
         Prepaid expenses                                                                     134,771                146,809
                                                                                           ----------            -----------
                  Total current assets                                                      1,433,247              1,553,503

Property and equipment, net                                                                   160,938                118,591

Other assets:
         Deferred taxes                                                                       297,500                259,000
         License, net                                                                         505,912                515,832
         Other                                                                                 27,529                 11,197
                                                                                           ----------            -----------
         Total assets                                                                      $2,425,126            $ 2,458,123
                                                                                           ==========            ===========

                  Liabilities and Shareholders' Eguity
                  ------------------------------------
Current liabilities:
         Accounts payable and accrued expenses                                             $  760,360             $  766,651
         Payroll taxes payable                                                                328,237                280,584
         Notes payable                                                                        148,449                148,449
         Other current liabilities                                                             69,069                 71,991
                                                                                            ----------            -----------
                  Total current liabilities                                                 1,306,115              1,267,675
                                                                                           ----------            -----------

Non-current liabilities:
         Long-term debt                                                                        50,000                 54,500
         Obligations under capital leases                                                      36,799                 40,010
                                                                                           ----------            -----------
             Total non-current liabilities                                                     86,799                 94,510
                                                                                           ----------            -----------
                  Total liabilities                                                          1392,914              1,362,185
                                                                                           ----------            -----------

Commitments and contingencies

Minority interest in subsidiary                                                               129,328                140,008
                                                                                           ----------            -----------

Shareholders' equity
         Common stock, $.01 par value, 20,000,000
             shares authorized, 19,300,229 shares issued
             and outstanding                                                                  194,506                194,506
         Additional paid-in-capital                                                           638,844                638,844
         Retained earnings                                                                     69,534                122,580
                                                                                           ----------            -----------
             Total shareholders' equity                                                       902,884                955,930
                                                                                           ----------            -----------

                  Total liabilities and shareholders' equity                               $2,425,126            $ 2,458,123
                                                                                           ==========            ===========


      See accompanying notes to condensed consolidated financial statements.

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           March 31
                                                              ---------------------------------
                                                                   1996                1995
                                                              ------------        -------------

Net patient service revenue                                    $ 1,984,892         $ 1,644,455

Cost of services                                                 1,246,264           1,042,760
                                                              ------------        -------------
        Gross profit                                               738,628             601,695

Selling, general and administrative expenses                       838,512             459,684
                                                              ------------        -------------
        (Loss) income from operations                              (99,884)            142,011

Interest expense                                                     2,343                 828
                                                              ------------        -------------

        (Loss) income before (benefit) provision for
            income taxes and minority interest                    (102,227)             141,183

(Benefit) provision for income taxes                               (38,500)              62,000
                                                              ------------        -------------
        Net (loss) income before minority interest                 (63,727)              79,183

Minority interest in subsidiary net (loss) income                  (10,681)              13,755
                                                              ------------        -------------

        Net (loss) income                                     $    (53,046)       $      65,428
                                                              ============        =============

(Loss) earnings per common share                              $    (0.0027)       $      0.0034
                                                              ============        =============

Weighted average number of common shares outstanding             19,300,229          19,300,229
                                                                 ==========          ==========




     See accompanying notes to condensed consolidated financial statements.

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           March 31
                                                              ---------------------------------
                                                                   1996                1995
                                                              ------------        -------------


Cash flow from operating activities:
- - ------------------------------------
        Net (loss) income                                   $    (53,046)        $      65,428
        Adjustments to reconcile net (loss) income to net
            cash used in operating activities:
            Depreciation and amortization                         14,195                 3,308
            Amortization of intangible assets                      9,920                 9,920
            (Benefit) provision for income taxes                 (38,500)               62,000
            Minority interest in subsidiary (loss) income        (10,681)               13,755
        Change in operating assets and liabilities:
            (Increase) decrease in assets:
            Accounts receivable                                 (199,226)             (138,941)
            Prepaid expenses                                      12,038                17,374
            Other assets                                         (16,332)                 (600)
            Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                 (9,502)             (160,761)
            Payroll taxes payable                                 47,653                49,171
            Other liabilities                                     (2,922)                1,006
                                                            ------------        --------------
                Net cash used in operating activities           (246,403)              (78,340)
                                                            ------------        --------------

Cash flow from investing activities:
- - ------------------------------------
        Purchase of property and equipment                       (56,541)               (4,855)
                                                            ------------        --------------
            Net cash used in investing activity                  (56,541)               (4,855)
                                                            ------------        --------------
Cash flow from financing activity:
        Repayment of loans                                        (4,500)                 -
                                                            ------------        --------------
            Net cash used in financing activities                 (4,500)                 -
                                                            ------------        --------------
Net decrease in cash                                            (307,444)              (83,195)

Cash at beginning of period                                      511,563                97,190
                                                            ------------        --------------

Cash at end of period                                       $    204,119        $       13,995
                                                            ============        ==============
Supplemental disclosures:
        Cash paid during the period for:
            Interest                                        $        690        $       2,489
                                                            ============        =============
            Income taxes                                    $      1,333        $         529
                                                            ============        =============


     See accompanying notes to condensed consolidated financial statements.

                             COSMETIC SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,1996
                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Cosmetic Sciences, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB from Regulation S-B. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1995.

Note 2 - Net (Loss) Income Per Share

         Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This item contains forward looking information that involves uncertainties and risk which are discussed below at "Forward Looking Statements, Cautionary Factors."

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and related notes, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995.

Overview

         The Company's revenues are derived from providing home health services to individuals, in New York and New Jersey, through various contracts with government agencies (under the Medicaid program) and to a lesser extent hospitals, insurance companies, private pay and other third party payers.

Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

Net Patient Service Revenue: Net patient service revenue increased $340,437 or 21% to $1,984,892 for the quarter ended March 31, 1996 from $1,644,455 for the quarter ended March 31, 1995. The addition of three new satellite branches from March 31, 1995 to March 31, 1996 increased net patient service revenue by $578,460 or 35%. The remaining branches' net patient service revenue decreased $238,023 or 14% , due to a reallocation of business to the new satellite branches and an overall general decrease in authorized Medicaid reimbursable hours by the New York State Department of Social Services (See "Forward Looking Statements - Cautionary Factors").

Cost of Services: Cost of services increased $203,504 or 20% to $1,246,264 for the quarter ended March 31, 1996 from $1,042,760 for the quarter ended March 31, 1995. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $378,828 or 82% to $838,512 for the quarter ended March 31, 1996 from $459,684 for the quarter ended March 31, 1995. Selling, general and administrative expenses as a percentage of net revenues increased to 42% for the quarter ended March 31, 1996 from 28% for the quarter ended March 31, 1995. This increase reflects higher administrative salaries, marketing and facility expenses associated with the additional branch locations, the increase in case volume, and the Company's investment in the corporate infrastructure necessary to achieve its business strategy. In addition, professional fees increased due to the Company's commitment to resume filing the reports required under the Securities Exchange Act of 1934. The Company anticipates the current levels of selling, general and administrative expenses as a percentage of net revenue to continue over the next three months and subsequently decline throughout the remainder of the year.

(Benefit) Provision For Income taxes: The income tax benefit derived from the quarter ended March 31, 1996 loss from operations is based on a 38% effective tax rate compared to an income tax provision derived from the quarter ended March 31, 1995 income from operations which was based on a 44% effective tax rate. The decrease in the Company's effective tax rate was primarily due to the reduction of certain permanent taxable differences.

Inflation and Seasonality

         Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future Medicaid reimbursement will keep pace with inflation.

         The Company's business is generally not subject to seasonal trends.

Liquidity and Capital Resources

         The nature of the Company's business requires weekly payments of wages to its personnel as they render services, while the Company receives payments for services rendered over an extended period of time (30 to 90 days). At March 31, 1996 the Company's accounts receivable balance increased $199,226 to $1,094,357 from $895,131 at December 31, 1995. The increase in accounts receivable was due to increased net patient service revenue and an increase in days sales in accounts receivable from approximately 49 to 54 days.

         At March 31, 1996, the Company had working capital of $127,132. Historically, the Company's cash requirements have been met internally from operations. The Company currently has no outstanding bank debt nor does it have any agreements for a line of credit.

         For the quarter ended March 31, 1996 and the quarter ended March 31, 1995, the Company used cash from operating activities of $246,403 and $78,340 respectively. The change in cash used from operating activities was a result of increased selling, general and administrative expenses and accounts receivable associated with the additional branch locations, increased financial reporting requirements and the overall increase in net patient service revenue.

         During the quarter ended March 31, 1996 the Company invested $56,541 in property and equipment primarily for purchases of computers, telecommunication equipment, and furniture and equipment associated with the relocation of one branch and the opening of one additional branch.

Forward Looking Statements - Cautionary Factors

         1. The Company derives most of its revenues from Medicaid reimbursements. To the extent Medicaid reimbursements are reduced, the Company's revenues and profitability may be adversely impacted. Reductions in Medicaid budgetary dollars are being discussed at the federal and state executive and legislative levels, including the states of New York and New Jersey. During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by the New York State Department of Social Services. The results of this reduction did not have a material adverse effect on the Company's results of operations for the quarter ended March 31, 1996. However, if a similar Medicaid reduction is imposed by the state of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operation, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements. The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

         2. The Company believes that its liquidity and capital resources are adequate for its current level of operations. However, due to its anticipated geographical expansion, addition of new products and services and potential acquisitions and joint ventures of other home care businesses (See "Business Strategy" in the Company's 1995 10-KSB), the Company expects its future capital needs to increase. Should Arbor Home Healthcare Holdings, LLC. ("Arbor") exercise its option in full to purchase common stock of the Company in 1996 (See "Certain Relationships and Related Transactions" in the Company's 1995 10-KSB) it will contribute $1.3 million in cash to the Company. The Company believes that the proceeds from the exercise of the Arbor option will be sufficient to meet the Company's expansion related and working capital requirements over the next twelve months. Should Arbor not exercise its option to purchase the Company's shares, the Company will seek alternative financing to fund its business expansion. The Company's inability to obtain alternative financing could have a material adverse effect on the Company's business expansion plans.

                            Part II: OTHER INFORMATION

Item 5. Other information:

         Employees at one of the Company's branch offices are attempting to organize a union to represent them. An initial hearing before the National Labor Relations Board ("NLRB") on March 28, 1996 determined that a vote should be taken by the employees of this branch to decide whether a union should represent these employees. The vote took place on April 26, 1996 and the results were in favor of the employees unionizing the branch. The details of the contract between the Company and the union will be negotiated on a date that has yet to be determined. However, the Company does not anticipate the union contract will have a material adverse effect on the Company's operations or financial condition. The Company does not know at this time whether efforts will be made to unionize its other branches, whether those efforts would be successful, and whether if successful, there would be a material effect upon the Company's operations or financial condition.

Item 6. Exhibits and reports on Form 8-K.

         a. Exhibits

            See accompanying index to Exhibits.

         b. The Company filed one report on Form 8-K on February 19, 1996 regarding a change in the Company's independent accountants.

         All other items required in Part II are not applicable for the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     (Registrant)    COSMETIC SCIENCES, INC.

Date: May 14, 1996                       By:  Mary Anne Page
                                             ----------------------------------
                                              Mary Anne Page, Acting
                                              Chief Executive Officer
                                              and Director

Date: May 14, 1996                       By:  Paul Elenio
                                             ----------------------------------
                                              Paul Elenio, Vice President,
                                              Controller and Principal
                                              Financial Officer

                                INDEX TO EXHIBITS

   Exhibit                                                    Page Number
   -------                                                    -----------

   Exhibit 27 Financial Data Schedule                               13