Form 10KSB/A
period 1995-12-31
COSMETIC SCIENCES INC
filed 1996-07-01
CIK 318940

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended: December 31,1995
                           ---------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities exchange Act of 1934

For the transition period from ___________________________________________

Commission file number 0-9836
                       ------------------------------------------------------

                             COSMETIC SCIENCES, INC.
- --------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter

           New York                                      22-2210547
- --------------------------------------------------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

            One Old Country Road, Suite 335, Carle Place, N.Y. 11514
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number: 516-248-2273,
                               ------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock par value $.01 per share
                      -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part llI of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   State the registrant's revenues for its most recent fiscal year: $7,367,958

   The aggregate market value of the Company's voting common stock held by non-affiliates computed by reference to the average bid and ask price on March 28, 1996 was $3,019,018.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No __X__

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,300,229 common shares as of March 30, 1996
                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders of the Company are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X__

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto.

Item 1. Description of Business

Item 6. Management's discussion and Analysis or Plan of Operation

Item 7. Financial Statements


Item 1. Description of Business

Background

        Cosmetic Sciences, Inc. (the "Company") is in the business of providing home health care services, principally personal hygiene, homemaking, general patient safety, and to a lesser extent nursing services ("Home Care"), primarily through contracts with government agencies under the Medicaid program. The Company is a holding company which derives 100 percent of its revenues from the operation of TPC Home Care Services, Inc. ("TPC"), an 83 percent owned subsidiary doing business as Extended Family Care.

        The Company was incorporated in New York on May 10,1978 under the name M.A.E. Enterprises, Inc. In 1980, the name of the Company was changed to Cosmetic Sciences, Inc. and also in 1980, the Company completed its initial public offering of 1.5 million shares of common stock, raising gross proceeds of $1.5 million. Between 1980 and 1985, the Company engaged in research, development, marketing and distribution of medical devices and cosmetics. These products never proved to be commercially viable, and by the mid-1980's the development of these products were discontinued and the subsidiaries through which these businesses were operated were dissolved.

        In August 1984, the Company entered the Home Care industry by acquiring all of the outstanding shares of TPC, which at the time was providing Home Care services in New York and New Jersey. In December 1984, the shareholders of the Company received as a dividend approximately 17 percent of the outstanding common stock of TPC, leaving TPC as an 83 percent owned subsidiary of the Company.

        On April 25, 1985, TPC entered into an agreement to acquire all of the outstanding stock of another home health care company doing business in New Jersey called A-Round the Clock Nursing Services, Inc. ("A-Round the Clock"). In December 1985, a Form S-1 Registration Statement was declared effective in anticipation of an initial public offering by TPC. Proceeds from this offering were to provide the funding for the acquisition of A-Round the Clock. However, the underwriter terminated the offering, and TPC was unable to find another underwriter to complete the offering. TPC was forced to borrow the funds required to consummate the acquisition of A-Round the Clock. The burden of the additional debt service, coupled with the increased demand for working capital, further reduced cash flow. Facing bank foreclosure upon TPC's accounts receivable, significant tax arrears and cash shortfalls, the Company and TPC filed a petition under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court, Southern District, New York, in August 1986.

        Following the filing of the bankruptcy petition, TPC continued to operate its Home Care business as a debtor in possession. In July 1987 a secured lender foreclosed on the common stock of A-Round the Clock, and took possession and control of the business of A-Round the Clock. TPC continued to provide Home Care services with operating branches in Hempstead, New York and Hackensack, New Jersey.

        In 1992, the Company's headquarters were moved from Hempstead, New York to Carle Place, New York. In March 1994, TPC opened a branch office in Irvington, New Jersey, which moved in March 1996 to East Orange. In February 1995, a satellite office of the Hackensack branch office was opened in Paterson, New Jersey, which is relocating to Clifton, New Jersey on or about April 15, 1996. In August 1995, a TPC satellite office was opened in Jersey City, New Jersey and in March 1996, a satellite office was opened in Elizabeth, New Jersey.

        In October 1993, and in connection with the Company's Amended Plan of Reorganization adopted in 1992, an investment group, COSS Holding Corp. ("C.O.S.S."), invested cash of $250,000 in the Company and thereby became the holder of approximately 66 percent or 12,748,658 shares of the Company's common stock. [See "Legal Proceedings"]

        On October 31, 1995, the Company, TPC and C.O.S.S. entered into an agreement with Arbor Home Healthcare Holdings, LLC. ("Arbor") (in which Ivan Kaufman owns a 99% interest), pursuant to which the Company granted Arbor the option to purchase 13 million newly issued shares of its common stock for $1.3 million, ($.10 per share). This option can be exercised by Arbor in two equal installments of 6.5 million shares on or before June 21, 1996 and November 1, 1996, respectively. Upon exercising both installments of this option, Arbor will own approximately 40 percent of the outstanding common stock of the Company.
To date, neither installment of the option has been exercised. In addition, C.O.S.S. has agreed to place its holdings of the Company's common stock in a voting trust, providing Arbor the right to direct the voting of such shares and to elect a majority of the board of directors of the Company. The Company, C.O.S.S. and Arbor have
                                        3
also entered into various agreements relating to C.O.S.S.' holdings of the Company's common stock. [See "Certain Relationships and Related Transactions" in the Company's Form 10K-SB item 13].Mr Kaufman is not affiliated with any of the current officers or directors of the Company.

On October 31, 1995, C.S.I. entered into an agreement with Arbor Management, LLC (in which Ivan Kaufman owns a 99% interest), for two years by which C.S.I. will pay $7,500 a month to Arbor Management, LLC for management services, including accounting, finance, human resources and marketing, rendered to the Company.

Home Care Services

        According to published industry data, the home care industry in 1994 constituted a $23 billion market with an annual growth rate exceeding 20 percent. Primary reasons cited for such rapid growth include: (1) the general aging of the United States' population; (2) the cost savings achievable through at-home treatment as an alternative to hospital care; (3) medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility; and (4) Insurance (both government regulated and private) reimbursement policies which provide certain incentives to minimize the length of in-patient hospital care.

        TPC provides its patients the services of certified home health aides, personal care aides, homemakers and to a lesser extent registered and licensed practical nurses. These individuals are part-time employees of TPC who work for TPC as needed. TPC's roster of Home Care personnel includes approximately 435 paraprofessionals and 10 nurses.

        TPC requires its paraprofessionals and nurses to meet certain licensing, certification, and/or other requirements. TPC conducts mandatory in-service classes for its nurses and paraprofessionals both to meet New York and New Jersey continuing education requirements and to fulfill TPC's own quality assurance standards. These in-service classes typically last between three and six hours and are offered periodically. They are taught by health care professionals selected by TPC for their expertise in their fields, including nurses, physical therapists, social workers and occasionally physicians. All field staff employees are subject to an internal review not less than every 60 days.

        TPC was recently surveyed by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) and, in February 1996, was found to meet the requirements for accreditation. JCAHO is the accrediting body for hospitals; its accreditation enhances TPC's contractual business. TPC's accreditation will expire in October 1998, at which time TPC must be resurveyed for the following three-year term.

Procedure for a Typical Home Care Placement

        When TPC accepts a new patient for service, TPC's Director of Nursing or nursing supervisor confers with the patient's physician and other medical and health care professionals (collectively, the patient's "Health Care Team") to
(1) obtain the physician's orders; (2) acquire a detailed description of the patient's medical problem; (3) determine the patient's specific home care requirements (the "Protocol"), including the plan of treatment and pharmaceutical services, products and equipment which will be needed; and (4) determine the type of personnel and the number of hours and shifts required. The Director of Nursing and/or a nursing supervisor seeks to verify all initial information received and selects the appropriate Home Care personnel to care for the patient.

        In a typical Home Care case, TPC's personnel assigned to the case visit the patient on a prescribed schedule to administer the Protocol and to provide other general care to the patient. All Home Care cases are supervised by a nursing supervisor to ascertain whether any problems have arisen in connection with the services. Occasionally the Company acts as a subcontractor for other home care companies, implementing the patient Potocol under the direct supervision of the primary contractor. TPC's nurses and paraprofessionals are in frequent contact with the patient's Health Care Team.

Care Givers

        TPC employs a variety of clinical and ancillary personnel as follows:

1. Certified Home Health Aides ("CHHA") provide assistance as prescribed by the physician in accordance with the Protocol and assist with personal hygiene, housekeeping, general patient safety and other supportive tasks. CHHAs hold a higher level of education, classroom training and field supervision than Personal Care Aides.
2. Personal Care Aides ("PCA") assist the patient with personal hygiene, dressing, bathing, meal preparation/feeding, housekeeping, general patient safety and other activities of daily living.
3. Homemakers assist with light housekeeping, meal preparation and shopping.
4. Registered Nurses ("RN") supervise and implement plans of treatment as mandated by a physician, administer medication, maintain required documentation and supervise all other non-RN health care employees.
5. Licensed Practical Nurses ("LPN") can administer certain medications and assist the RN's in performing certain procedures.

ORGANIZATIONAL STRUCTURE

Branch Description

        TPC presently has three operating branches, three satellite sites, and a corporate headquarters. The branches are located in New York and New Jersey with corporate headquarters located in New York. Each operating branch is licensed by the appropriate state agency for its location. Each operating branch is staffed by a director of nursing, nursing supervisors, a branch director, a personnel manager, staffing coordinator(s) and clerical personnel. TPC conducts its own in house state approved training courses to prepare qualified employees for employment. In addition, TPC maintains a recruiting program to attract qualified personnel to its staff.

Customers

        TPC has four types of customers: public assistance agencies, other third party payers, insurance companies and private pay customers.

        Public assistance agencies, which provided approximately 81 percent and 71 percent of total TPC's revenues in 1995 and 1994, respectively, are billed directly for Home Care services provided to individuals who have qualified for Medicaid benefits. TPC's business in Nassau County, New York is tied directly to a single contract between TPC and the Department of Social Services in Nassau County. A substantial portion of TPC's business would be lost should this single contract be terminated. The contract with Nassau County is renewable on an annual basis and has been in existence in excess of ten years. TPC has no reason to believe that this contract will not be renewed in the future, however, there is no assurance that the contract will be renewed.

        In New Jersey, unlike New York, the New Jersey Department of Medicaid will grant a Medicaid contract to any accredited home health care agency. New business is obtained through referrals from physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and the patient's family.

        Other third party payers, such as hospitals and other health care institutions, provided 11 percent and 12 percent of total TPC's revenues, in 1995 and 1994, respectively. The third party payer subcontracts with TPC for Home Care services. These contracts are generally non-exclusive.


        The insurance segment of TPC's business represented approximately 2 and

7 percent of TPC's total revenues in 1995 and 1994, respectively. This business is dependent upon the insurer's decision to enter into various preferred provider networks ("PPO") and health maintenance organization networks ("HMO"). The insurance segment has become more closely linked to associations with various PPOs and HMOs. Therefore, TPC will have to develop alliances with such networks or risk the loss of business.

        Private pay customers represented approximately 6 and 10 percent of TPC's revenues in 1995 and 1994, respectively. These customers have determined, for a variety of reasons, including ineligibility of public assistance, or insurance benefits, to personally pay for the Home Care services provided by TPC. These customers are referred to TPC from a variety of sources.

        The charts below sets forth: (a) the percent of total TPC's revenues by type of customer; (b) percent of total TPC's revenues by state; and (c) TPC Medicaid revenues as percentages of total state revenues.


Percent of Total TPC Revenues by Type of Customer                1995       1994
- -------------------------------------------------                ----       ----

Medicaid (Through public assistance agencies)                     81%        71%
Other third party payers                                          11         12
Insurance                                                          2          7
Private pay                                                        6         10
                                                                 ---        ---
                                                                 100%       100%

Percent of Total TPC Revenues by State                          1995       1994
                                                                 ---        ---

New York                                                          25%        36%
New Jersey                                                        75         64

TPC Medicaid Revenues as Percentages of
Total State Revenues                                            1995       1994
- ---------------------------------------                          ---        ---

New York                                                          82%        84%
New Jersey                                                        80         63

Governmental Regulation and Licensing

        The Company's business is subject to substantial regulation by state and local authorities. These regulations can cause significant time delays, as well as additional costs, as TPC must comply with state eligibility standards for licensing and/or accreditation as a Home Care provider. The imposition of more stringent regulatory requirements or the denial, revocation, or suspension of any license or accreditation necessary for TPC to operate in a particular market could have a material adverse effect on TPC's operations.

        Medicaid reimbursement rates in New York and New Jersey are not negotiated by TPC, but are established by these respective states. Recent budgetary pressures at the federal and state governmental level, may in the future, reduce the allocation of federal and state budgetary dollars appropriated for the Medicaid program. This reduction, if it occurs, will have a negative impact on TPC's revenues and profitability. Federal and state budgetary pressures may adversely impact TPC by: (1) reducing the Medicaid reimbursement rates paid by the state; (2) reducing the number of hours that will be reimbursed per case; and (3) reducing the funding of one or more public assistance agencies with which TPC presently does business. [See "Management's Discussion and Analysis or Plan of Operation - Industry Information" and "Forward Looking Statements Cautionary Factors"]

        New York State requires approval of the Public Health Council of the New York State Department of Health ("NYPHC") for any change in a "Controlling Person" of an operator of a licensed health care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent TPC or the Company may seek to acquire control of an LHCSA, TPC would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA. NYPHC approval is also required if any entity seeks control of more than 10 percent of the voting securities of the Company or TPC. The NYPHC has approved the change of control that occurred from the acquisition by C.O.S.S. of approximately 66 percent of the Company's common stock and the option granted to Arbor to acquire 40 percent of the Company's common stock.

        Health regulatory agencies of New York and New Jersey, where TPC operates, require satisfaction of certain standards with respect to personnel, services and supervision. Health regulatory agencies also require the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups. TPC is currently in compliance with such standards.

        Applicable federal and state "anti-kickback" regulations in general provide that TPC may not make certain payments in order to receive referrals of patients. The Company believes that it is in compliance with both state and Federal "anti-kickback" regulations.

Competitive Conditions

        TPC's health care operations face competition in recruiting qualified health care personnel, securing customers and providing services, from numerous proprietary health care agencies and not-for-profit organizations, many of which are substantially larger and better financed than TPC.

        In New York, TPC has an annual contract with the Department of Social Services in Nassau County representing approximately 21 percent of TPC's total revenue in 1995. This type of contract was awarded to approximately sixty home health care agencies, and currently, no additional agencies are permitted to bid on this contract. Cases are referred to agencies on a rotating basis. TPC is at a competitive disadvantage in other locations in New York State, since TPC does not have Medicaid contracts in areas other than Nassau County.

        In New Jersey, unlike New York, the New Jersey Department of Medicaid will grant Medicaid contracts to any accredited home health care agency. Each branch office of TPC has a contract with the New Jersey Department of Medicaid for billing and administrative purposes. For New Jersey, new business is dependent on referrals through physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and the patient's family. Consequently, all of TPC's New Jersey business is subject to numerous competitive factors. TPC believes that prompt service, price (excluding Medicaid which by virtue of fixed reimbursement rates cannot be a differentiating factor), quality of service and the range of services offered are the principal factors which enable it to compete effectively in the New Jersey market.

Marketing and Sales

        TPC currently markets its health care personnel and services in Nassau and Queens counties in New York, and in the eastern and northern counties in New Jersey. TPC's services are marketed by a team of professionals headed by a Regional Director, in each state. All of TPC's services are promoted through print Competitive Conditions and yellow page advertising, brochures, direct mail and visual presentations through field sales calls. Targeted clients are hospitals, nursing homes, retirement centers, social service agencies, senior citizen centers and other home care companies for sub-contract referrals. TPC's representatives maintain telephonic contact not only to maintain a relationship with existing referral sources, but also to establish new sources and markets. TPC's staff attend health care sponsored seminars and various trade shows and exhibitions.

Business Strategy

        The Company's business strategy is to provide Home Care services to a diversified mix of customers in the geographic markets served by the Company. The Company anticipates growing its business in the following ways: (a) opening new locations in both its existing and additional geographic markets; (b) adding additional products and services, including hospice care and skilled pediatric care; and (c) forming joint ventures and alliances and/or acquiring other Home Care businesses. (See "Forward Looking Statements - Cautionary Factors")

Liability Insurance

        TPC is exposed to potential liability in the event of negligence or wrongful acts of its personnel. TPC maintains liability insurance which it believes to be adequate. There can be no assurance, however, that TPC will be able to maintain its existing insurance at an acceptable cost or obtain additional insurance in the future as required. There can be no assurance that TPC's insurance will be sufficient to cover liabilities resulting from claims that may be brought in the future.

Employees

        The Company currently has approximately 490 employees, 45 of which are full-time employees. TPC has no union contracts with any of its employees and believes that its relationship with its employees is good. TPC pays its employees at rates that it believes are competitive.

        Employees at one branch of TPC are attempting to organize a union to represent the employees at the branch. An initial hearing before the National Labor Relations Board ("NLRB") has determined that a vote should be taken by the employees of this branch to decide whether the union should represent these employees. It is uncertain whether the efforts to unionize this branch will be successful. The Company, however, does not anticipate a material adverse affect on its operations and financial condition should the efforts to unionize the branch prove successful. The Company does not know at this time whether efforts will be made to unionize its other branches, whether those efforts would be successful, and whether if successful, they would have a material effect upon the Company's operations or financial condition.

Securities Filings

        Since filing its petition for bankruptcy in 1986, the Company has not filed any required reports under the Securities Exchange Act of 1934 (the "Exchange Act"). The last such report filed was the Company's Form 10-K for the fiscal year ended December 31, 1985. During the years while in bankruptcy, the Company did not possess adequate financial and staffing resources to produce audited financial statements and other reports as required by the Exchange Act. The Company has made a commitment to file the reports as required under the Exchange Act commencing with this report.

        As a result of the Company's past non-compliance with the Exchange Act, the Securities and Exchange Commission (the "SEC") may determine to bring civil and administrative proceedings against the Company. While the likelihood of such proceedings being brought is uncertain, if such proceedings were brought, the Company could be subject to substantial monetary penalties and other administrative remedies. The Company is also aware that if the SEC were to seek substantial monetary or administrative remedies against the Company, Arbor may not elect to exercise its option, which, if exercised fully, would result in an injection of $1.3 million of capital into the Company.

Forward Looking Statements - Cautionary Factors

        Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

        1. The Company derives most of its revenues from Medicaid reimbursements. To the extent Medicaid reimbursements are reduced the Company's revenues may be adversely impacted. Reductions in Medicaid budgetary dollars are being discussed at the federal and state executive and legislative levels, including the states of New York and New Jersey.

        2. The Company's expansion strategy is contingent upon obtaining additional financing. As such, if the Company were unable to obtain such financing, it may fail to achieve all or part of its expansion strategy. The Company believes its expansion strategy would be sufficiently funded if Arbor exercises its option in full and injects $1.3 million of equity into the Company. If the capital required to fund the Company's expansion strategy does not come from Arbor through its exercise of its option in full, the Company will seek alternative financing to fund its expansion strategy.

Item 6. Management's Discussion and Analysis or Plan of Operation.

        The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained elsewhere in this filing.

Overview

        The Company's revenues are derived from providing home health services to individuals, in New York and New Jersey, through various contracts with government agencies (under the Medicaid program) and to a lesser extent hospitals, insurance companies, private pay and other third party payers.

Industry Information

        According to published industry data, the home care industry in 1994 constituted a $23 billion market with an annual growth rate exceeding 20 percent for this industry sector. Primary reasons cited for such rapid growth include:
(1) the general aging of the United States' population; (2) the substantial cost savings achievable through at-home treatment as an alternative to hospital care;
(3) medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility; and (4) Insurance (both government regulated and private) reimbursement policies which provide certain incentives to minimize the length of in-patient hospital care. The Company believes that the factors above will continue to contribute to steady growth for the home care industry.

        The Company is aware of discussions in New York and New Jersey at the executive and legislative branches of government, concerning a possible reduction of Medicaid reimbursement rates. The Company does not know if any such reduction will occur, or if it were to occur, the extent of the reduction, and therefore does not know if there would be a material adverse effect on the Company's financial condition as a result of any such reduction. [See "Forward Looking Statements - Cautionary Factors"]

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Net Patient Service Revenue: Net patient service revenue increased $2,757,768 or 60% to $7,367,958 for the year ended December 31, 1995 from $4,610,190 for the year ended December 31, 1994. The addition of two new branches in 1995 increased net patient service revenue by $1,149,408 or 25%. The balance of the increase in net patient service revenue resulted from an increase in the remaining branches' net patient service revenue of $1,608,360 or 35% from 1994 to 1995, due to a general upward trend in the Home Care business, and aggressive recruiting and marketing programs that enabled the Company to increase its referral sources and number of cases serviced.


Cost of Services: Cost of services increased $1,805,292 or 62% to $4,706,196 for 1995 from $2,900,904 for 1994. The increase in cost of services is primarily due to increases in field staff payroll cost resulting from a 60% increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $471,558 or 28% to $2,180,242 for 1995 from $1,708,684 for 1994. This increase reflects higher administrative salaries, marketing and facility expenses associated with the additional branch locations and the increase in case volume. Selling, general and administrative expenses as a percentage of net revenues decreased to 30% in 1995 from 37% in 1994, which was primarily attributable to fixed overhead being absorbed by the increase in net patient service revenue.

Provision For Income taxes: Provision for income taxes increased $173,000 or 481% to $209,000 for the year ended December 31, 1995 from $36,000 for the year ended December 31, 1994. The increase is primarily due to a $420,926 or 420% increase in pre-tax income (adjusted for permanent taxable differences) and partially due to an increase in the Company's effective tax rate from 1994 to 1995.

Inflation and Seasonality

        Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future Medicaid reimbursement will keep pace with inflation.

        The Company's business is generally not subject to seasonal trends.

Liquidity and Capital Resources

        The nature of the Company's business requires weekly payments of wages to its personnel at the time they render services, while it receives payments for services rendered over an extended period of time (30 to 90 days). At December 31, 1995 and December 31, 1994, the Company's accounts receivable balances were $895,131 and $803,664, respectively. During 1995 and 1994, TPC's days sales in accounts receivable was approximately 49 and 61 days, respectively.

        At December 31, 1995, the Company had working capital of $285,828. Historically, the Company's cash requirements have been met internally from operations. The Company currently has no outstanding bank debt nor does it have any agreements for a line of credit.

        In 1995 and 1994, the Company generated cash from operating activities of $555,433 and $39,713 respectively. The change in cash generated from operating activities in 1995 was a result of increased revenues and profitability and a faster collection of accounts receivable.

        During 1995 the Company invested $57,373 in property and equipment primarily for purchases of computers, telecommunication equipment, and furniture and equipment associated with the Company's two new branch locations.

        In 1995, the Company used cash to pay down $83,687 in various loan and capital lease obligations. In 1994, the Company had net borrowings of $41,949 from various parties.

The Company believes that its liquidity and capital resources are adequate for its current level of operations. However, due to its anticipated geographical expansion, addition of new products and services and potential acquisitions and joint ventures of other home care businesses (See "Business Strategy"), the Company expects its future capital needs to increase. Should Arbor exercise its option in full to purchase common stock of the Company in 1996 (See "Certain Relationships and Related Transactions") it will contribute $1.3 million in cash to the Company. The Company believes that the proceeds from the exercise of the Arbor option will be sufficient to meet the Company's expansion related and working capital requirements over the next twelve months. Should Arbor not exercise its option to purchase the Company's shares, the Company will seek alternative financing to fund its business expansion. The Company's inability to obtain alternative financing could have a material adverse effect on the Company's business expansion plans. [See "Forward Looking Statements - Cautionary Factors"]


Item 7. Financial Statements.

The Company's financial statements and schedules appear at the end of this Report.

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                     Years Ended December 31, 1995 and 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     COSMETIC SCIENCES, INC. AND SUBSIDIARY

                                                                  Page

Independent Auditor's Report                                     F - 2


Consolidated Balance Sheets as of December 31, 1995 and
    December 31, 1994                                            F - 3


Consolidated Statements of Operations for the years ended
   December 31, 1995 and 1994                                    F - 4


Consolidated Statements of Shareholder's Equity for the
   years ended December 31, 1995 and 1994                        F - 5


Consolidated Statements of Cash Flows for the years ended
   December 31, 1995 and 1994                                    F - 6


Notes to Consolidated Financial Statements                       F - 7

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors
Cosmetic Sciences, Inc.


We have audited the accompanying balance sheets of Cosmetic Sciences, Inc. and subsidiary, as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmetic Sciences, Inc., at December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Carpenter & Onorato, P.C.
Certified Public Accountants
Garden City, NY 11530
March 8, 1996

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                  December 31,

                                                                                        1995               1994
                                                                                        ----               ----

                              Assets
                              ------
Current Assets:
     Cash                                                                           $      511,563    $        97,190
     Accounts receivable, net of allowance for doubtful accounts
          of $100,000 and $48,190, respectively (note 2)                                   895,131            803,664
     Prepaid expenses                                                                      146,809             72,756
                                                                                   ---------------   ----------------
          Total current assets                                                           1,553,503            973,610

Property and equipment, net (note 5)                                                       118,591             38,449

Other assets:
     Deferred taxes (note 7)                                                               259,000            468,000
     License, net (notes 3 and 6)                                                          515,832            555,511
     Other                                                                                  11,197              7,123
                                                                                   ---------------   ----------------
                Total assets                                                       $     2,458,123    $     2,042,693
                                                                                   ===============   ================

                              Liabilities and Shareholders' Equity
                              ------------------------------------

Current liabilities:
     Accounts payable                                                               $      222,677    $       204,695
     Accrued expenses (note 10)                                                            543,974            325,683
     Customer deposits                                                                      59,146             71,270
     Notes payable (note 4)                                                                148,449            218,449
     Payroll taxes payable (note 10)                                                       280,584            332,858
     Current portion of obligations under capital leases                                    12,845           -
                                                                                   ---------------   ----------------
               Total current liabilities                                                 1,267,675          1,152,955
                                                                                   ---------------   ----------------
Non-current liabilities:
     Long-term debt (note 4)                                                                54,500             62,000
     Obligations under capital leases                                                       40,010                  -
                                                                                   ---------------   ----------------
          Total non-current liabilities                                                     94,510             62,000
                                                                                   ---------------   ----------------
                Total liabilities                                                        1,362,185          1,214,955
                                                                                   ---------------   ----------------
Commitments and contingencies (notes 8, 9, and 10)

Minority interest in subsidiary                                                            140,008             93,610
                                                                                   ---------------   ----------------
Shareholders' equity (notes 6 and 7)
     Common stock, $.01 par value, 20,000,000 shares authorized,
          19,300,229 shares issued and outstanding                                         194,506            194,506
     Additional paid-in-capital                                                            638,844            638,844
     Retained earnings (deficit)                                                           122,580           (99,222)
                                                                                   ---------------   ----------------
          Total shareholders' equity                                                       955,930            734,128
                                                                                   ---------------   ----------------
                Total liabilities and shareholders' equity                         $     2,458,123    $     2,042,693
                                                                                   ===============   ================

          See accompanying notes to consolidated financial statements.
                                      F - 3

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                                                                       1995                1994
                                                                                                       ----                ----
Net patient service revenue (note 2)                                                            $      7,367,958  $       4,610,190
                                                                                                       ---------   -----------------

Cost of services:
      Salaries                                                                                         4,058,749          2,495,237
      Payroll taxes and other                                                                            647,447            405,667
                                                                                                ----------------   -----------------
           Total cost of services                                                                      4,706,196          2,900,904
                                                                                                ----------------   -----------------
      Gross profit                                                                                     2,661,762           1,709,286

Selling, general and administrative expenses                                                           2,180,242           1,708,684
                                                                                                ----------------   -----------------
      Income from operations                                                                             481,520                602

Interest expense                                                                                           4,320             21,072
                                                                                                ----------------   -----------------

      Income (loss) before provision for income
           taxes and minority interest                                                                   477,200            (20,470)

Provision for income taxes, income tax
      equivalent provision (note 7)                                                                      209,000             36,000
                                                                                                ----------------   -----------------

      Net income (loss) before minority interest                                                         268,200            (56,470)

Minority interest in subsidiary net income (loss)                                                         46,398             (8,889)
                                                                                                ----------------   -----------------

      Net income (loss)                                                                         $        221,802   $        (47,581)
                                                                                                ================   =================

Primary earnings (loss) per share                                                               $         0.0107   $        (0.0025)
                                                                                                ================   =================
Fully diluted earnings per share                                                                $         0.0105   $              -
                                                                                                ================   =================

Weighted average number of shares outstanding:
      Primary                                                                                   $     20,823,555         19,300,229
                                                                                                ================   =================
      Fully diluted                                                                             $     21,033,562                  -
                                                                                                ================   =================






          See accompanying notes to consolidated financial statements.
                                      F - 4

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 1995 and 1994



                                       Common Stock                     Additional            Retained                  Total
                                                                                              Earnings              Shareholders'
                              Shares             Amount            Paid-in capital            (Deficit)                Equity
                          --------------- ------------------      -----------------      -------------------     ------------------
December 31, 1993              19,300,229   $        194,506     $          220,524     $           (51,641)    $           363,389


Benefit of utilization
   of net operating
   loss carryforward             -                 -                        418,320               -                         418,320


Net loss                         -                 -                      -                         (47,581)               (47,581)
                          ---------------   ----------------   --------------------   ----------------------   --------------------


December 31, 1994              19,300,229            194,506                638,844                 (99,222)                734,128


Net income                       -                 -                      -                          221,802                221,802
                          ---------------   ----------------   --------------------   ----------------------   --------------------


December 31, 1995              19,300,229   $        194,506   $            638,844   $              122,580   $            955,930
                          ===============   ================   ====================   ======================   ====================




          See accompanying notes to consolidated financial statements.
                                      F - 5

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                                               1995                1994
                                                                                               ----                ----
Cash flows from operating activities:
- -------------------------------------
      Net income (loss)                                                                  $       221,802    $        (47,581)
      Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
           Allowance for doubtful accounts                                                        51,810               48,190
           Depreciation and amortization                                                          36,273               20,051
           Amortization of intangible assets                                                      39,679               39,679
           Provision for income taxes, income tax equivalent provision                           209,000               36,000
           Minority interest in subsidiary income (loss)                                          46,398              (8,889)
      Change in operating assets and liabilities:
           (Increase) in assets:
                Accounts receivable                                                            (143,276)            (284,988)
                Prepaid expenses                                                                (74,053)             (10,945)
                Security deposits                                                                (4,074)              (2,700)
           Increase (decrease) in liabilities:
                Accounts payable                                                                  17,982               21,008
                Accrued expenses                                                                 218,290              140,927
                Customer deposits                                                               (12,124)               20,919
                Payroll taxes payable                                                           (52,274)               68,042
                                                                                        ----------------   ------------------
           Net cash provided by operating activities                                             555,433               39,713
                                                                                        ----------------   ------------------

Cash flow from investing activity:
- ----------------------------------
      Purchase of property and equipment                                                        (57,373)              (9,464)
                                                                                        ----------------   ------------------
           Net cash (used in) investing activity                                                (57,373)              (9,464)
                                                                                        ----------------   ------------------

Cash flow from financing activity:
- ----------------------------------
      Loans from affiliates                                                                         -                 61,949
      Payment of obligations under capital leases                                                (6,187)                  -
      Repayment of loans                                                                        (77,500)             (20,000)
                                                                                        ----------------   ------------------
           Net cash (used in) provided by financing activities                                  (83,687)               41,949
                                                                                        ----------------   ------------------
      Net increase in cash                                                                       414,373               72,198
      Cash at beginning of year                                                                   97,190               24,992
                                                                                        ----------------   ------------------
      Cash at end of year                                                               $        511,563   $           97,190
                                                                                        ================   ==================
      Supplemental disclosures:
                Equipment acquired under capital lease obligation                       $         59,042   $              -
                                                                                        ================   ==================
           Cash paid during the year for:
                Interest                                                                $          5,825   $            3,312
                                                                                        ================   ==================
                Income taxes                                                            $            654   $              479
                                                                                        ================   ==================



          See accompanying notes to consolidated financial statements.

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                December 31, 1995




(1) Significant Accounting Policies

    (a) Description of Business

         Cosmetic Sciences, Inc. (C.S.I.) or (the Company), is primarily engaged in the business of providing health care services in the home through its 83% majority owned subsidiary, T.P.C. Home Care Services, Inc. (T.P.C.). C.S.I. is the holding company for T.P.C.

         T.P.C. is a licensed home care provider servicing patients since 1980. T.P.C. has offices in New York and New Jersey, providing twenty four hour home care services.

         On August 5, 1986, T.P.C. and its parent, C.S.I., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 23, 1992, this plan of reorganization was confirmed by the United States Bankruptcy Court. On January 13, 1995, the bankruptcy court issued a final decree.

         As part of the plan of reorganization, on October 8, 1993, per an agreement between C.O.S.S. Holding Corp. (C.O.S.S.), an investor group, and C.S.I. dated March 23, 1992, C.S.I. issued 12,749,658 shares of stock to C.O.S.S. for $250,000 in cash which resulted in C.O.S.S. owning a 66% interest in C.S.I. Also, unsecured creditors were given the option to receive a pro rata share of C.S.I.'s common stock or 12% of the allowed amount of their respective claims. This option resulted in C.S.I. issuing 1,388,959 shares of common stock to the unsecured creditors.

         On October 31, 1995, C.S.I. entered into an agreement with Arbor Home Healthcare Holdings, LLC (Arbor) (in which Ivan Kaufman owns a 99% interest), by which C.S.I. granted Arbor the irrevocable option for C.S.I. to issue 13,000,000 shares of C.S.I. stock to Arbor at $.10 per share. This option agreement can be exercised by Arbor in two equal stock issuances of 6.5 million shares on or before June 21, 1996 and November 1, 1996, respectively. Upon exercising such option, Arbor will own approximately a 40% interest in C.S.I. In addition, per the agreement, C.O.S.S. has placed all of its 12,749,658 shares of C.S.I. common stock in a voting trust. Arbor has the right to direct the voting of all of the C.O.S.S. shares and to nominate a majority of the C.S.I. Board.

    (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of C.S.I. and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.



                                                                     (Continued)
                                      F - 7

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



     (c) Revenue Recognition and Allowance for Doubtful Accounts

         Net patient service revenue is recorded at the Company's reimbursement rates or contracted rates. Such revenue is received from patients, third party payors and others for services rendered. A significant portion of the Company's revenue is received from third-party payors (i.e. Medicaid) and is subject to audit and adjustment by those payors. A provision for doubtful accounts is made for accounts receivable estimated to be uncollectible; which is based upon management's evaluation of relevant facts that effect the collectibility of accounts receivable.

     (d) Property and Equipment

         Property and equipment are recorded at cost. The carrying amount of the assets and related accumulated depreciation and amortization are removed from the accounts when such assets are disposed of and the resulting gain or loss is included in operations. Depreciation and amortization of equipment and leasehold improvements are computed using the declining balance method for the following useful lives of the assets:


         Furniture and fixtures           5 - 7       years
         Equipment                           5        years
         Leasehold improvements           lesser of the useful life of the
                                          asset or the remaining lease period.

     (e) Post-retirement Health Care and Life Insurance Benefits

         The Company does not provide post-retirement benefits for its employees.

     (f) Income Taxes

         In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the future tax consequences attributable to temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at statutory rates expected to be in effect when such amounts are realized or settled. The effects of statutory tax law or rate changes are reflected in income in the period of enactment.

     (g) Net Income (Loss) per Common Share

         Net income (loss) per common share is computed by dividing net income
         (loss) by the weighted average number of common stock and common stock equivalents outstanding


                                                                     (Continued)
                                      F - 8

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


         during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

     (2) Concentration of Segment Risk

         T.P.C. provides temporary health care personnel to in-home patients in New York and New Jersey. T.P.C. grants credit to its patients who are insured under third-party payor agreements. Deposits are required for all private business. The mix of accounts receivable from private and third-party payors at December 31 were as follows:


                                                          1995          1994
                                                          ----          ----
         Medicaid                                           62%          52%
         Insurance                                           2           14
         Other third-party payors                           29           23
         Private                                             7           11
                                                           100%         100%
                                                        ======        =====

         Historically, credit losses relating to customers have not been significant and have been within management's expectations.

     (3) Intangible Assets

         Intangible assets at December 31 are as follows:


                                                       1995            1994
                                                       ----            ----
         License                                     $  595,190      $595,190
             less accumulated amortization               79,358        39,679
                                                     $  515,832      $555,511
                                                     ==========      ========

         The value of the above license was derived from the valuation of the entity's assets as part of its "Fresh Start Reporting" (see note 6).






                                                                     (Continued)
                                      F - 9

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


     (4) Notes Payable and Long-Term Debt

         Notes payable and long-term debt consist of the following at December
         31:


                                                    1995              1994
                                                    ----              ----
Note payable - Bank due on demand.
$30,000 was paid in 1995 as full and
complete satisfaction of the original
$50,000 debt.                                   $    -             $    50,000

Note payable, non-interest bearing,
payable in monthly installments of $1,500
with a final balloon payment of $26,000
due in August, 1998.                                  72,500            80,000

Notes payable, non-interest bearing and
payable on demand.                                    80,000            80,000

Due to Affiliated Parties (see note 8).               50,449            70,449
                                                ------------       -----------


         Notes payable and long-term debt            202,949           280,449

         Less current portion                        148,449           218,449
                                                ------------       -----------

         Long-term debt                         $     54,500       $    62,000
                                                ============       ===========

     (5) Property and Equipment

         Property and equipment consist of the following:


                                                     1995            1994
                                                     ----            ----
Furniture and fixtures                            $   18,751      $    15,723
Machinery and equipment                              167,108          112,763
Leasehold improvements                                 7,039            7,039
Equipment held under capital leases                   59,042              -
                                                  ----------      -----------
                                                     251,940          135,525

     less accumulated depreciation and
         amortization                                133,349           97,076
                                                  ----------      -----------

                                                  $  118,591      $    38,449
                                                  ==========      ===========



                                                                     (Continued)
                                     F - 10

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



     (6) Fresh Start Reporting

         On October 8, 1993, the Company, pursuant to the plan of reorganization, issued stock to C.O.S.S. in exchange for $250,000 and also issued stock to the unsecured creditors (see note 1). Accordingly, the Company implemented Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 is applicable because pre-reorganization shareholders received less than 50% of the Company's new common stock and the reorganization value of the assets of the reorganized Company is less than the total of all post-petition liabilities and allowed claims.

         SOP 90-7 requires an allocation of the reorganization value to the entity's assets. The Company's reorganization value was determined to be $838,204. Such reorganization value was first allocated to existing tangible assets (primarily cash and accounts receivable) at book value and next to Home Health Care Licenses (primarily state accreditation's and government agency contracts). The reorganization value of its assets was determined by valuing the Company's equity at the confirmation date (March 23, 1992), at fair value, and adding post reorganization liabilities on this date as reflected in the bankruptcy files. The fair value of the Company's equity at the confirmation date was based on the average consideration received by the Company for the stock issued to C.O.S.S. and the unsecured creditors. Included in the reorganization value is the value for the Company's Home Health Care Licenses of $595,190. This asset is amortized by the straight line method over 15 years. Amortization expense for each year equals $39,679 and is included in selling, general and administrative expenses.

         Adopting "Fresh Start Reporting" resulted in the Company financial statements being prepared on the basis that a new reporting entity was created. Assets and liabilities were recorded at their estimated fair values and the Company's accumulated deficit was eliminated.

         Obligations aggregating $688,090 were discharged pursuant to the plan of reorganization in 1992.

         The effect of all "Fresh Start Reporting" adjustments resulted in income of $595,190 which should have been reflected in the Statement of Operations for the nine month period ended September 30, 1993. The accumulated deficit of $2,343,097 at October 8, 1993 was reclassified to additional paid-in capital.

     (7) Income Taxes

         "Fresh Start Reporting" requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. Therefore, the current and future year benefit related to the carryforward is not reflected in net loss, but instead is recorded as a direct increase to additional-paid-in-capital.


                                                                     (Continued)
                                     F - 11

                      COSMETIC SCIENCES INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



         During the year ended December 31, 1994, the income tax equivalent provision and the associated increase in additional paid-in-capital amounted to $36,000 and $418,320, respectively. The income tax equivalent provision does not effect the Company's income tax liability.

         The provision for income taxes consists of the following:


                                                                         1995               1994
                                                                         ----               ----
Current
      Federal                                                        $    -             $     -
      State                                                               -                   -
Income tax equivalent provision                                           -                    36,000
                                                                     $    -             $      36,000
                                                                     -------------      -------------
Deferred
      Federal                                                        $     160,500      $     -
      State                                                                 48,500            -
                                                                     -------------      -------------
                                                                           209,000            -
                                                                     $     209,000      $      36,000
                                                                     =============      =============

         Deferred tax assets consist of the following:

Pre-reorganization net operating loss carryforward                   $     221,000      $     451,000
Allowance for doubtful accounts                                             38,000             17,000
                                                                     -------------      -------------
      Total deferred tax assets                                      $     259,000      $     468,000
                                                                     =============      =============

         The following is a reconciliation of the effective income tax rate to the Federal statutory rate:


Computed income tax expense (benefit) at 34%                          $    162,000      $     ( 7,000)
Increase in taxes resulting from:

       Nondeductible expenses                                               15,000             35,000
       State income taxes, net of federal  tax benefit                      32,000              7,000
       Other - effect of graduated tax rates                               -                    1,000
                                                                      $    209,000      $      36,000
                                                                     =============      =============

         At December 31, 1995, the Company has a net operating loss carryforward
         (NOL) of approximately $650,000 for tax purposes, expiring beginning with the year 2000 through 2008.




                                                                     (Continued)
                                     F - 12

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued



     (8) Related Party Transactions

         Notes payable consist of the following at December 31:


                                                                              1995            1994
                                                                              ----            ----
             C.O.S.S. holds a note which is non-interest
             bearing, and payable upon demand.                             $    25,449      $  25,449

             An officer of T.P.C. holds a note which is non-
             interest bearing, and payable upon demand.                        -               15,000

             An officer of the Company holds a note which
             bears an interest rate of 11% and is payable
             upon demand. Annual interest expense amounted to
             $3,238 and $3,312, respectively.                                   25,000         30,000
                                                                           $    50,449      $  70,449
                                                                           ===========      =========

         The landlord for the Company's corporate office is an officer of C.O.S.S. The annual rental is $39,140 per year, and shall be increased by 12% over the prior year's fixed minimum annual rent. The lease expires November 30, 2000.

         On October 31, 1995, C.S.I. entered into an agreement with Arbor Management, LLC (in which Ivan Kaufman owns a 99% interest), for two years by which C.S.I. will pay $7,500 a month to Arbor Management, LLC for management services, including accounting, finance, human resources and marketing, rendered to the Company.

     (9) Commitments and Contingencies

         T.P.C. conducts its operations from leased office spaces in New York and New Jersey. These leases expire at various dates through the year 2000. Management expects that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for the years ended December 31 amounted to $104,965 and $68,920, respectively.

         The Company is also the lessee of machinery and equipment under capital leases expiring in various years through 2000.









                                                                     (Continued)
                                     F - 13

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



         As of December 31, future net minimum lease payments under capital and operating leases are as follows:


                                                 1995
                                                 ----
                                         Capital       Operating
                                         -------       ---------
                    1996               $   12,845     $  187,890

                    1997                   12,845        207,671

                    1998                   12,845        208,295

                    1999                    9,722        197,699

                    2000                    4,598        138,960

                    Thereafter                 -         326,462
                                       ----------     ----------
                                       $   52,855     $1,266,977
                                       ==========     ==========

         The gross amount of assets recorded under capital lease obligations was $59,042 at December 31, 1995.

         Since filing its petition for bankruptcy in 1986, the Company has not filed the reports as required under the Securities Exchange Act of 1934 ("Exchange Act"). The Company last filed a Form 10K for the fiscal period ended December 31, 1985. During the years in bankruptcy, the Company was unable to gather the financial and staffing resources to produce audited financial statements and therefore, has been delinquent in filing such reports. The Company has made an affirmative commitment to file the reports required under the Exchange Act.

    (10) Payroll Taxes Payable

         Payroll taxes payable includes pre-petition liabilities to various federal and state governmental agencies in the amount of $221,443. In addition, included in accrued expenses are penalties and interest incurred for the late payment of payroll taxes totaling $102,979. The Company has commenced negotiations with a federal agency to settle those agencies claims. Management can make no assurances as to the outcome of these negotiations.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

         (Registrant)               COSMETIC SCIENCES, INC.


                           By:      /s/ Paul Elenio
                                    -------------------------------------
                                    Paul Elenio
                                    Vice President, Controller and
                                    Principal Financial Officer


                           Date:    June 26 , 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mary Ann Page                       Date:  June 26 , 1996
    -------------------------------
    Mary Ann Page
    Acting Chief Executive Officer
    and Director



By: /s/ Paul Elenio                         Date:  June 26 , 1996
    -------------------------------
    Paul Elenio
    Vice President, Controller and
    Principal Financial Officer


By: /s/ Patricia Cantalupo                  Date:  June 26 , 1996
    -------------------------------
    Patricia Cantalupo
    Vice President and
    Director


By: /s/ Robert Kohlmeyer                    Date:  June 26 , 1996
    -------------------------------
    Robert Kohlmeyer
    Secretary, Treasurer
    and Director