Form 10QSB/A
period 1996-03-31
COSMETIC SCIENCES INC
filed 1996-07-01
CIK 318940

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-9836

                             COSMETIC SCIENCES, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              New York                                    22-2210547
- --------------------------------------------------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

          One Old Country Road, Suite 335, Carle Place, New York 11514
- --------------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (516) 248-2273
- --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ____ No __X__

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes ____ No __X__

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 19,000,226 common shares, $.01 par value, as of May 14, 1996.

  Transitional Small Business Disclosure Format (check one): Yes ____ No __X__

                             COSMETIC SCIENCES, INC.
                     FIRST QUARTER REPORT ON FORM 10 - QSB/A
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The registrant hereby amends Items 1 and 2 of its original filing on Form 10Q - SB for the period ended March 31, 1996.

Part I - Financial Information

Item 1                                                              Page
- ------                                                              ----

Condensed Consolidated Balance Sheets as of March 31, 1996
  and December 31, 1995 (Unaudited) ................................. 3


Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended March 31, 1996 and 1995 ................  4


Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the three months ended March 31, 1996 and 1995 ................. 5


Notes to Condensed Consolidated Financial Statements (Unaudited) ..... 6


Item 2

Management's Discussion and Analysis of Financial
 Condition and Results of Operations ................................. 7


Part II - Other Information ..........................................10


Signatures ...........................................................11


Exhibit Index ........................................................12

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                    March 31,       December 31,
                                                                      1996              1995
                                                                      ----              ----
                  Assets
                  ------
Current assets:
         Cash                                                      $  204,119       $  511,563
         Accounts receivable, net of allowance for
              doubtful accounts of $100,000                         1,094,357          895,131
         Prepaid expenses                                             134,771          146,809
                                                                      -------          -------
              Total current assets                                  1,433,247        1,553,503

Property and equipment, net                                           160,938          118,591

Other assets:
         Deferred taxes                                               297,500          259,000
         License, net                                                 505,912          515,832
         Other                                                         27,529           11,197
                                                                       ------           ------
                  Total assets                                     $2,425,126       $2,458,123
                                                                   ==========       ==========

                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current liabilities:
         Accounts payable and accrued expenses                     $  760,360       $  766,651
         Payroll taxes payable                                        328,237          280,584
         Notes payable                                                148,449          148,449
         Other current liabilities                                     69,069           71,991
                                                                       ------           ------
              Total current liabilities                             1,306,115        1,267,675
                                                                    ---------        ---------

Non-current liabilities:
         Long-term debt                                                50,000           54,500
         Obligations under capital leases                              36,799           40,010
                                                                       ------           ------
              Total non-current liabilities                            86,799           94,510
                                                                       ------           ------
                  Total liabilities                                 1,392,914        1,362,185
                                                                    ---------        ---------

Commitments and contingencies

Minority interest in subsidiary                                       129,328          140,008

Shareholders' equity
         Common stock, $.01 par value, 20,000,000
              shares authorized, 19,300,229  shares issued
              and outstanding                                         194,506          194,506
         Additional paid-in-capital                                   638,844          638,844
         Retained earnings                                             69,534          122,580
                                                                   ----------      -----------
              Total shareholders' equity                              902,884          955,930
                                                                   ----------      -----------

                  Total liabilities and shareholders' equity       $2,425,126      $ 2,458,123
                                                                   ==========      ===========


     See accompanying notes to condensed consolidated financial statements.

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                           Three Months Ended
                                                                                March 31,
                                                                      ----------------------------

                                                                        1996                 1995
                                                                        ----                 ----
Net patient service revenue                                        $     1,984,892      $     1,644,455
                                                                   ---------------      ---------------

Cost of services                                                         1,246,264            1,042,760
                                                                   ---------------      ---------------

         Gross profit                                                      738,628              601,695

Selling, general and administrative expenses                               838,512              459,684
                                                                   ---------------      ---------------

         (Loss) income from operations                                     (99,884)             142,011

Interest expense                                                             2,343                  828
                                                                   ---------------      ---------------

         (Loss) income before (benefit) provision for
              income taxes and minority interest                          (102,227)             141,183

(Benefit) provision for income taxes                                       (38,500)              62,000
                                                                   ----------------     ---------------

         Net (loss) income before minority interest                        (63,727)              79,183

Minority interest in subsidiary net (loss) income                          (10,681)              13,755
                                                                   ----------------     ---------------

         Net (loss) income                                         $       (53,046)     $        65,428
                                                                   ================     ===============


(Loss) earnings per common share                                   $       (0.0027)     $        0.0034
                                                                   ===============      ===============

Weighted average number of common shares outstanding               $    19,300,229      $    19,300,229
                                                                   ===============      ===============




     See accompanying notes to condensed consolidated financial statements.

                     COSMETIC SCIENCES, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                March 31,
                                                                      ----------------------------

                                                                         1996                 1995
                                                                         ----                 ----
Cash flow from operating activities:
- ------------------------------------
         Net (loss) income                                         $       (53,046)     $        65,428
         Adjustments to reconcile net (loss) income to net
              cash used in operating activities:
              Depreciation and amortization                                 14,195                3,308
              Amortization of intangible assets                              9,920                9,920
              (Benefit) provision for income taxes                         (38,500)              62,000
              Minority interest in subsidiary (loss) income                (10,681)              13,755
         Change in operating assets and liabilities:
              (Increase) decrease in assets:
              Accounts receivable                                         (199,226)            (138,941)
              Prepaid expenses                                              12,038               17,374
              Other assets                                                 (16,332)                (600)
              Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                         (6,291)            (160,761)
              Payroll taxes payable                                         47,653               49,171
              Other liabilities                                             (2,922)               1,006
                                                                   ----------------     ---------------
                  Net cash used in operating activities                   (243,192)             (78,340)
                                                                   ----------------     ----------------
Cash flow from investing activities:
- ------------------------------------
         Purchase of property and equipment                                (56,541)              (4,855)
                                                                   ----------------     ----------------
              Net cash used in investing activity                          (56,541)              (4,855)
                                                                   ----------------     ----------------
Cash flow from financing activity:
- ----------------------------------
         Payment of obligations under capital leases                        (3,211)                 -
         Repayment of loans                                                 (4,500)                 -
                                                                   ----------------     ---------------
              Net cash used in financing activities                         (7,711)                 -
                                                                   ----------------     ---------------

Net decrease in cash                                                      (307,444)             (83,195)

Cash at beginning of period                                                511,563               97,190
                                                                   ---------------      ---------------
Cash at end of period                                              $       204,119      $        13,995
                                                                   ===============      ===============

Supplemental disclosures:
         Cash paid during the period for:
              Interest                                             $           690      $         2,489
                                                                   ===============      ===============
              Income taxes                                         $         1,333      $           529
                                                                   ===============      ===============



     See accompanying notes to condensed consolidated financial statements.

                             COSMETIC SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

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

Note 2 - Net (Loss) Income Per Share

         Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares common stock outstanding during each period.

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

(Benefit) Provision For Income taxes: The income tax benefit derived from the quarter ended March 31, 1996 loss from operations is based on a 38% effective tax rate compared to an income tax provision derived from the quarter ended 3/31/95 income from operations which was based on a 44% effective tax rate. The decrease in the Company's effective tax rate was primarily due to the reduction of certain permanent taxable differences.

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

         For the quarter ended March 31, 1996 and the quarter ended March 31, 1995, the Company used cash from operating activities of $243,192 and $78,340 respectively. The change in cash used from operating activities was a result of increased selling, general and administrative expenses and accounts receivable associated with the additional branch locations, increased financial reporting requirements and the overall increase in net patient service revenue.

         During the quarter ended March 31, 1996 the Company invested $56,541 in property and equipment primarily for purchases of computers, telecommunication equipment, and furniture and equipment associated with the relocation of one branch and the opening of one additional branch.

Forward Looking Statements - Cautionary Factors

         1. The Company derives most of its revenues from Medicaid reimbursements. To the extent Medicaid reimbursements are reduced the Company's revenues may be adversely impacted. Reductions in Medicaid budgetary dollars are being discussed at the federal and state executive and legislative levels, including the states of New York and New Jersey. During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by the New

York State Department of Social Services. The results of this reduction did not have a material adverse effect on the Company's results of operations for the quarter ended March 31, 1996. However, if a similar Medicaid reduction is imposed by the state of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operations, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements. The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

       2.The Company believes that its liquidity and capital resources are adequate for its current level of operations. However, due to its anticipated geographical expansion, addition of new products and services and potential acquisitions and joint ventures of other home care businesses (See "Business Strategy" 1995 10-KSB), the Company expects its future capital needs to increase. Should Arbor Home Healthcare Holdings, LLC. ("Arbor") exercise its option in full to purchase common stock of the Company in 1996 (See "Certain Relationships and Related Transactions" 1995 10-KSB) it will contribute $1.3 million in cash to the Company. The Company believes that the proceeds from the exercise of the Arbor option will be sufficient to meet the Company's expansion related and working capital requirements over the next twelve months. Should Arbor not exercise its option to purchase the Company's shares, the Company will seek alternative financing to fund its business expansion. The Company's inability to obtain alternative financing could have a material adverse effect on the Company's business expansion plans.

                                   Part II: OTHER INFORMATION

Item 5. Other information:

        Employees at one of the Company's branch officers are attempting to organize a union to represent them. An initial hearing before the National Labor relations Board ("NLRB") on March 28, 1996 determined that a vote should be taken by the employees of this branch to decide whether a union should represent these employees. The vote took place on April 26, 1996 and the results were in favor of the employees unionizing the branch. The details of the contract between the Company and the union will be negotiated on a date that has yet to be determined. However, the Company does not anticipate the union contract will have a material adverse effect on the Company's operations or financial condition The Company does not know at this time whether efforts will be made to unionize its other branches, whether those efforts would be successful, and whether if successful, there would be a material effect upon the Company's operations or financial condition.

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

                             (Registrant)      COSMETIC SCIENCES, INC.

Date:    June 26, 1996                    By:   \s\ Mary Anne Page
                                                -------------------------------
                                                Mary Anne Page
                                                Acting Chief Executive Officer
                                                and Director

Date:    June 26, 1996                    By:   \s\ Paul Elenio
                                                -------------------------------
                                                Paul Elenio
                                                Vice President, Controller
                                                and Principal Financial Officer

                                INDEX TO EXHIBITS

         Exhibits                                            Page Number
         --------                                            -----------

         Exhibit 27 Financial Data Schedule                      13