Form 10QSB
period 1996-06-30
COSMETIC SCIENCES INC
filed 1996-08-14
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-QSB

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended       June 30, 1996

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to _____________
                   Commission File No.        0-9836


                                    COSMETIC SCIENCES, INC.
          (Exact name of small business issuer as specified in its charter)

                New York                               22-2210547
     (State of Incorporation)           (I.R.S. Employer Identification No.)

         One Old Country Road, Suite 335, Carle Place, New York 11514
    (Address of Principal Executive Office)                    (Zip Code)

                                      (516) 248-2273
                     (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes      No   X


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
    Yes _____   No   X

Indicate the number of shares outstanding of each of the Registrant's classes
of common stock, as of the latest practicable date:   19,000,226 common shares,
$.01 par value, as of August 14, 1996.

Transitional Small Business Disclosure Format (check one):   Yes _____  No   X

COSMETIC SCIENCES, INC.
SECOND QUARTER REPORT ON FORM 10 - QSB
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Part I - Financial Information



Item 1                                                              Page


Condensed Consolidated Balance Sheets as of June 30, 1996
  and December 31, 1995 (Unaudited).....................................3


Condensed Consolidated Statements of Operations (Unaudited)
  for the three months and six months ended June 30, 1996 and 1995......4


Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the six months ended June 30, 1996 and 19955......................5


Notes to Condensed Consolidated Financial Statements (Unaudited)........6


Item 2


Management's Discussion and Analysis of Financial
 Condition and Results of Operations....................................7


Part II - Other Information............................................11


Signatures.............................................................12


Exhibit Index..........................................................13

COSMETIC SCIENCES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                   June 30,       December 31,
                                                                     1996                1995


                Assets
Current assets:
        Cash                                                   $     303,669      $     511,563
        Accounts receivable, net of allowance for
            doubtful accounts of $100,000                          1,057,061            895,131
        Prepaid expenses                                              99,541            146,809
            Total current assets                                   1,460,271          1,553,503

Property and equipment, net                                          266,305            118,591

Other assets:
        Deferred taxes                                               279,000            259,000
        License, net                                                 495,993            515,832
        Other                                                         29,410             11,197
               Total assets                                   $    2,530,979      $    2,458,123

                Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued expenses                  $     764,180      $     766,651
        Payroll taxes payable                                        335,307            280,584
        Notes payable                                                148,449            148,449
        Other current liabilities                                     81,412             71,991
            Total current liabilities                              1,329,348          1,267,675

Non-current liabilities:
        Long-term debt                                                45,500             54,500
        Obligations under capital leases                              93,707             40,010
            Total non-current liabilities                            139,207             94,510
                Total liabilities                                  1,468,555          1,362,185

Commitments and contingencies

Minority interest in subsidiary                                      134,617            140,008

Shareholders' equity:
        Common stock, $.01 par value, 20,000,000
            shares authorized, 19,000,226 and 19,300,229
            shares issued and outstanding, respectively              190,002            194,506
        Additional paid-in-capital                                   643,348            638,844
        Retained earnings                                             94,457            122,580
            Total shareholders' equity                               927,807            955,930

                Total liabilities and shareholders' equity     $   2,530,979      $   2,458,123

                  See accompanying notes to condensed consolidated financial statements.

COSMETIC SCIENCES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)


                                              Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,

                                              1996          1995          1996          1995

Net patient service revenue               $ 2,218,113   $ 1,807,922    $ 4,203,005   $ 3,452,377


Cost of services                            1,398,508     1,148,307      2,644,772     2,191,067


        Gross profit                          819,605       659,615      1,558,233     1,261,310


Selling, general and administrative
  expenses                                    769,975       452,113      1,608,487       911,797


Provision for doubtful accounts                  -            4,857           -            4,857


       Income (loss) from operations           49,630       202,645        (50,254)      344,656


Interest Expense                                  918           828          3,261         1,656


       Income (loss) before provision
         (benefit) for income taxes and
         minority interest                     48,712       201,817        (53,515)      343,000


Provision (benefit) for income taxes           18,500        88,500        (20,000)      150,501


       Net income (loss) before
         minority interest                     30,212       113,317        (33,515)      192,499


Minority interest in subsidiary net
  income (loss)                                 5,289        19,417         (5,391)       33,172


       Net income (loss)                  $    24,923   $    93,900    $   (28,124)  $   159,327


Primary earnings (loss) per share         $    0.0008   $    0.0049    $   (0.0015)  $    0.0083


Fully diluted earnings (loss) per
  share                                   $    0.0008   $    0.0049    $   (0.0015)  $    0.0083


Weighted average number of shares
  outstanding:
       Primary                            $29,551,207   $19,300,229    $19,200,228   $19,300,229
       Fully diluted                      $29,551,207   $19,300,229    $19,200,228   $19,300,229



                          See accompanying notes to condensed consolidated financial statements.

COSMETIC SCIENCES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                          Six Months Ended
                                                                              June 30,

                                                                       1996                1995
Cash flow from operating activities:
        Net (loss) income                                      $    (28,124)      $     159,327
        Adjustments to reconcile net (loss) income to net
            cash used in operating activities:
            Depreciation and amortization                             28,774              6,469
            Amortization of intangible assets                         19,840             19,840
            (Benefit) provision for income taxes                    (20,000)            150,501
            Minority interest in subsidiary (loss) income            (5,391)             33,172
        Change in operating assets and liabilities:
            (Increase) decrease in assets:
            Accounts receivable                                    (161,930)              (403)
            Prepaid expenses                                          47,268             45,060
            Other assets                                            (18,213)            (1,324)
            Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                    (2,471)          (168,491)
            Payroll taxes payable                                     54,723              6,711
            Other liabilities                                           (65)            (1,607)
        Net cash (used in) provided by operating activities         (85,589)            249,255

Cash flow from investing activities:

        Purchase of property and equipment                         (106,265)           (30,568)
        Net cash used in investing activity                        (106,265)           (30,568)

Cash flow from financing activities:

        Payment of obligations under capital leases                   (7,040)                 -
        Repayment of loans                                           (9,000)           (45,000)
         Net cash used in financing activities                      (16,040)           (45,000)

Net (decrease) increase in cash                                    (207,894)            173,687

Cash at beginning of period                                          511,563             97,190

Cash at end of period                                          $     303,669      $     270,877

Supplemental disclosures:
        Equipment acquired under capital lease obligation      $      70,223      $          -
        Cash paid during the period for:
            Interest                                           $       1,608      $       3,317
            Income taxes                                       $       1,333      $         529


                  See accompanying notes to condensed consolidated financial statements.

COSMETIC SCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(Unaudited)






Note 1 - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Cosmetic Sciences, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB from Regulation S-B. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1995.


Note 2 - Net Income (Loss) Per Share

        Net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

        Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized below at "Forward Looking Statements, Cautionary Factors."

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

Overview

        The Company's revenues are derived from providing home health care services to individuals, in New York and New Jersey, through various contracts with government agencies (under the Medicaid program) and to a lesser extent hospitals, insurance companies, private pay and other third party payers.

Results of Operations

Second Quarter Ended June 30, 1996 Compared to Second Quarter Ended
June 30, 1995

Net Patient Service Revenue: Net patient service revenue increased $410,191 or 23% to $2,218,113 for the second quarter ended June 30, 1996 compared to $1,807,922 for the second quarter ended June 30, 1995. Net patient service revenue increased $345,043 or 19% due to the opening of two satellite branches in July of 1995 and March of 1996. The pre-existing branches' net patient service revenue increased $65,148 or 4% due to an overall increase in patient referrals offset by an overall general decrease in authorized Medicaid reimbursable hours by New York State (See "Forward Looking Statements - Cautionary Factors").

Cost of Services: Cost of services increased $250,201 or 22% to $1,398,508 for the second quarter ended June 30, 1996 compared to $1,148,307 for the second quarter ended June 30, 1995. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $317,862 or 70% to $769,975 for the second quarter ended June 30, 1996 compared to $452,113 for the second quarter ended June 30, 1995. Selling, general and administrative expenses as a percentage of net revenues increased to 35% for the second quarter ended June 30, 1996 from 25% for the second quarter ended June 30, 1995. This increase reflects higher administrative salaries, marketing and facility expenses associated with the additional branch locations, and the Company's investment in the corporate infrastructure necessary to achieve its business strategy. In addition, professional fees increased due to the Company's commitment to resume filing the reports required under the Securities Exchange Act of 1934. The Company anticipates selling, general and administrative expenses as a percentage of net revenue to decline throughout the remainder of the year.

Provision For Income Taxes: The income tax provision for the second quarter ended June 30, 1996 is based on a 38% effective tax rate compared to an effective tax rate of 44% for the second quarter ended June 30, 1995. The decrease in the Company's effective tax rate was primarily due to the reduction of certain permanent taxable differences.

Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995

Net Patient Service Revenue: Net patient service revenue increased $750,628 or 22% to $4,203,005 for the six months ended June 30, 1996 compared to $3,452,377 for the six months ended June 30, 1995. The opening of two satellite branches in July of 1995 and March of 1996 increased net patient service revenue by $600,966 or 18%. The pre-existing branches net patient service revenue increased $149,662 or 4% due to an overall increase in patient referrals offset by an overall general decrease in authorized Medicaid reimbursable hours by New York State (See "Forward Looking Statements - Cautionary Factors").

Cost of Services: Cost of services increased $453,705 or 21% to $2,644,772 for the six months ended June 30, 1996 compared to $2,191,067 for the six months ended June 30, 1995. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $696,690 or 76% to $1,608,487 for the six months ended June 30, 1996 compared to $911,797 for the six months ended June 30, 1995. Selling, general and administrative expenses as a percentage of net revenues increased to 38% for the six months ended June 30, 1996 from 26% for the six months ended June 30, 1995. This increase reflects higher administrative salaries, marketing and facility expenses associated with the additional branch locations, and the Company's investment in the corporate infrastructure necessary to achieve its business strategy. In addition, professional fees increased due to the Company's commitment to resume filing the reports required under the Securities Exchange Act of 1934.

 (Benefit) Provision For Income taxes: The income tax benefit derived from the six months ended June 30, 1996 loss from operations is based on a 38% effective tax rate compared to an income tax provision derived from the six months ended June 30, 1995 income from operations which was based on a 44% effective tax rate. The decrease in the Company's effective tax rate was primarily due to the reduction of certain permanent taxable differences.

Inflation and Seasonality

        Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future
Medicaid reimbursement will keep pace with inflation.

        The Company's business is generally not subject to seasonal trends.

Liquidity and Capital Resources

        The nature of the Company's business requires weekly payments of wages to its personnel as they render services, while the Company receives payments for services rendered over an extended period of time (30 to 90 days). At June 30, 1996 the Company's accounts receivable balance increased $161,930 to $1,057,061 from $895,131 at December 31, 1995. The increase in accounts receivable was due to increased net patient service revenue and an increase in days sales in accounts receivable from approximately 49 to 50 days.

        At June 30, 1996, the Company had working capital of $130,923. Historically, the Company's cash requirements have been met internally from operations. The Company currently has no outstanding bank debt nor does it have any agreements for a line of credit.

        For the six months ended June 30, 1996 the Company used cash from operating activities of $85,589 and for the six months ended June 30, 1995 the Company generated cash from operating activities of $249,255. The decrease in cash provided by operating activities was a result of increased selling, general and administrative expenses and accounts receivable associated with the additional branch locations, and increased financial reporting requirements.


        During the six months ended June 30, 1996 the Company invested $106,265 in property and equipment primarily for purchases of computers, telecommunication equipment, and furniture and equipment associated with the relocation of two branches and the opening of one additional branch.

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

         On July 9, 1996, the state of New Jersey met to discuss the reduction of Medicaid reimbursement rates for the year July 1, 1996 to July 1, 1997. Only certain minimal reductions in Medicaid reimbursement rates were imposed as a result of this meeting, and these reductions did not have a material adverse effect on the Company's results of operations.

        During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by New York State. The results of this reduction did not have a material adverse effect on the Company's results of operations for the three and six months ended June 30, 1996. However, if a similar Medicaid reduction is imposed by the state of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operations, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements.

        The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

       2. The Company believes that its liquidity and capital resources are adequate for its current level of operations. However, due to its anticipated geographical expansion, addition of new products and services and potential acquisitions and joint ventures of other home care businesses (See "Business Strategy" 1995 10-KSB), the Company expects its future capital needs to increase. Should Arbor Home Healthcare Holdings, LLC ("Arbor") exercise its option in full to purchase common stock of the Company in 1996 (See "Certain Relationships and Related Transactions" in the Company's 1995 10-KSB and Part II, Item 5. Other Information, of this filing) it will contribute $1.3 million in cash to the Company. The Company believes that the proceeds from the exercise of the Arbor option will be sufficient to meet the Company's expansion related and working capital requirements over the next twelve months. Should Arbor not exercise its option to purchase the Company's shares, the Company will seek alternative financing to fund its business expansion. The Company's inability to obtain alternative financing could have a material adverse effect on the Company's business expansion plans.

Part II: OTHER INFORMATION

Item 5.  Other information:

On April 26, 1996 the employees at one branch location voted in favor of the employees unionizing the branch. The Company has commenced negotiations with the union but no contract between the Company and the union have been agreed upon. However, the Company does not anticipate the union contract to have a material adverse effect on the Company's operations or financial condition. The Company does not know at this time whether efforts will be made to unionize the Company's other branches, whether those efforts would be successful, and whether if successful, there would be a material effect upon the Company's operations or financial condition.

On June 20, 1996, Arbor's option to purchase 6.5 million shares of the Company's common stock at $.10 per share was extended from June 21, 1996 to August 21, 1996 as per the Form 8-K/A referred to in item 6b below.

On June 30, 1996, the Company entered into an agreement with Arbor detailing certain procedural aspects of the exercise of Arbor's option to purchase shares of the Company's common stock.

In July of 1996, COSS Holding Corp. placed its holdings of the Company's common stock in a voting trust, providing Arbor the right to direct the voting of such shares.



Item 6.        Exhibits and reports on Form 8-K.

            a. Exhibits

                See accompanying index to Exhibits.

            b. The Company filed one report on Form 8-K/A on June 20, 1996 regarding an amendment to the original option agreement dated October 31, 1995 between Arbor, the Company, COSS Holding Corp. and its shareholders.

            All other items required in Part II are not applicable for the quarter ended June 30, 1996.

SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                 (Registrant)      COSMETIC SCIENCES, INC.



Date:     August 14, 1996         By:   \s\ Mary Anne Page
                                        Mary Anne Page
                                        Acting Chief Executive
                                        Officer and Director





Date:    August 14, 1996          By:   \s\ Paul Elenio
                                        Paul Elenio
                                        Vice President, Controller
                                        and Principal Financial
                                        Officer

                                             INDEX TO EXHIBITS


Exhibits                                                         Page Number


EX-27.      Exhibit 27 Financial Data Schedule                      14

EX-10.      Stock Purchase Agreement dated June 30, 1996            15

EX-9.       Voting Trust Agreement dated June 21, 1996              29