Form 10QSB/A
period 1996-06-30
COSMETIC SCIENCES INC
filed 1996-08-16
CIK 318940

File No. 09836
__________________________________________________________________
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ______________________

                          FORM 10-QSB/A

                 FOR PERIOD ENDED JUNE 30, 1996

            AMENDMENT TO APPLICATION OR REPORT FILED
             PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                     ______________________

                     COSMETIC SCIENCES, INC.

     (Exact name of registrant as specified in its charter)
                     ______________________


                         AMENDMENT NO. 1
                     ______________________


                     ______________________

A. The undersigned registrant hereby amends the exhibits of its Form 10-QSB for the quarter ended June 30, 1996, to include (i) an exhibit to Exhibit 10 which was inadvertently not included; and
(ii) to renumber the page on which Exhibit 9 appears.

                   INDEX TO EXHIBITS

Exhibits                                          Page Number


EX-27.      Exhibit 27 Financial Data Schedule                   14

EX-10.      Stock Purchase Agreement dated June 30, 1996         15

EX-9.       Voting Trust Agreement dated June 21, 1996           38

SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COSMETIC SCIENCES, INC.



Date:     August 15, 1996         By:   \s\ Mary Anne Page
                                        Mary Anne Page
                                        Acting Chief Executive
                                        Officer and Director





Date:    August 15, 1996          By:   \s\ Paul Elenio
                                        Paul Elenio
                                        Vice President, Controller
                                        and Principal Financial
                                        Officer