Form 10KSB/A
period 1995-12-31
COSMETIC SCIENCES INC
filed 1996-08-26
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-KSB/A
                     AMENDMENT NO.3
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    [Fee Required]

    For the fiscal year ended:  December 31, 1995

[   ] Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

    For the transition period from

    Commission file number 0-9836

                                               COSMETIC SCIENCES, INC.
          Exact name of registrant as specified in its charter

New York
                                   22-2210547
(State or other jurisdiction of    I.R.S. Employer Identification Number
 incorporation or organization)
  One Old Country Road, Suite 335, Carle Place, N.Y.  11514
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number:   516-248-2273,

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

                     (ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes ___   No   X

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

Transitional Small Business Disclosure Format (check one):     Yes ___   No   X

                             PART I

Item 1. Description of Business
        -----------------------
Background
- ----------
    Cosmetic Sciences, Inc. (the "Company") is in the business of providing home health care services, principally personal hygiene, homemaking, general patient safety, and to a lesser extent nursing services ("Home Care"), primarily through contracts with government agencies under the Medicaid program. The Company is a holding company which derives 100 percent of its revenues from the operation of TPC Home Care Services, Inc. ("TPC"), an 83 percent owned subsidiary doing business as Extended Family Care.

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

    In October 1993, and in connection with the Company's Amended Plan of Reorganization adopted in 1992, an investment group, COSS Holding Corp. ("C.O.S.S."), invested cash of $250,000 in the Company and thereby became the holder of approximately 66 percent or 12,748,658 shares of the Company's common stock. [See "Legal Proceedings"]

    On October 31, 1995, the Company, TPC and C.O.S.S. entered into an agreement with Arbor Home Healthcare Holdings, LLC. ("Arbor") (in which Ivan Kaufman owns a 99% interest), pursuant to which the Company granted Arbor the option to purchase 13 million newly issued shares of its common stock for $1.3 million, ($.10 per share). This option can be exercised by Arbor in two equal installments of 6.5 million shares on or before June 21, 1996 and November 1, 1996, respectively. Upon exercising both installments of this option, Arbor will own approximately 40 percent of the outstanding common stock of the Company. To date, neither installment of the option has been exercised. In addition, C.O.S.S. has agreed to place its holdings of the Company's common stock in a voting trust, providing Arbor the right to direct the voting of such shares and to elect a majority of the board of directors of the Company. The Company, C.O.S.S. and Arbor have also entered into various agreements relating to C.O.S.S.' holdings of the Company's common stock. [See "Certain Relationships and Related Transactions" in the Company's Form 10K-SB item 13].Mr Kaufman is not affiliated with any of the current officers or directors of the Company.

    On October 31, 1995, C.S.I. entered into an agreement with Arbor Management, LLC (in which Ivan Kaufman owns a 99% interest), for two years by which C.S.I. will pay $7,500 a month to Arbor Management, LLC for management services, including accounting, finance, human resources and marketing, rendered to the Company.

Home Care Services
- ------------------
    According to published industry data, the home care industry in 1994 constituted a $23 billion market with an annual growth rate exceeding 20 percent. Primary reasons cited for such rapid growth include: (1) the general aging of the United States' population; (2) the cost savings achievable through at-home treatment as an alternative to hospital care; (3) medical and technological advances which enable a growing number of treatments to be administered at home rather than in a medical facility; and (4) Insurance (both government regulated and private) reimbursement policies which provide certain incentives to minimize the length of in-patient hospital care.

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

Care Givers
- -----------
    TPC employs a variety of clinical and ancillary personnel as follows:

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

ORGANIZATIONAL STRUCTURE
- ------------------------
Branch Description
- ------------------
    TPC presently has three operating branches, three satellite sites, and a corporate headquarters. The branches are located in New York and New Jersey with corporate headquarters located in New York. Each operating branch is licensed by the appropriate state agency for its location. Each operating branch is staffed by a director of nursing, nursing supervisors, a branch director, a personnel manager, staffing coordinator(s) and clerical personnel.
TPC conducts its own in house state approved training courses to prepare qualified employees for employment. In addition, TPC maintains a recruiting program to attract qualified personnel to its staff.


Customers
- ---------
    TPC has four types of customers: public assistance agencies, other third party payers, insurance companies and private pay customers.

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

Percent of Total TPC Revenues by Type of Customer         1995      1994
- -------------------------------------------------         ----      ----
Medicaid (Through public assistance agencies)               81%       71%
Other third party payers                                    11        12
Insurance                                                    2         7
Private pay                                                  6        10
                                                           ----     ----
                                                           100%       100%

Percent of Total TPC Revenues by State                    1995      1994
                                                          ----      ----
New York                                                    25%       36%
New Jersey                                                  75        64

TPC Medicaid Revenues as Percentages of
Total State Revenues                                      1995      1994
- --------------------------------------                    ----      ----
New York                                                    82%       84%
New Jersey                                                  80        63

Governmental Regulation and Licensing
- -------------------------------------
    The Company's business is subject to substantial regulation by state and local authorities. These regulations can cause significant time delays, as well as additional costs, as TPC must comply with state eligibility standards for licensing and/or accreditation as a Home Care provider. The imposition of more stringent regulatory requirements or the denial, revocation, or suspension of any license or accreditation necessary for TPC to operate in a particular market could have a material adverse effect on TPC's operations.

    Medicaid reimbursement rates in New York and New Jersey are not negotiated by TPC, but are established by these respective states. Recent budgetary pressures at the federal and state governmental level, may in the future, reduce the allocation of federal and state budgetary dollars appropriated for the Medicaid program. This reduction, if it occurs, will have a negative impact on TPC's revenues and profitability. Federal and state budgetary pressures may adversely impact TPC by: (1) reducing the Medicaid
reimbursement rates paid by the state; (2) reducing the number of hours that will be reimbursed per case; and (3) reducing the funding of one or more public assistance agencies with which TPC presently does business. [See "Management's Discussion and Analysis or Plan of Operation - Industry Information" and "Forward Looking Statements - Cautionary Factors"]

    New York State requires approval of the Public Health Council of the New York State Department of Health ("NYPHC") for any change in a "Controlling Person" of an operator of a licensed health care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent TPC or the Company may seek to acquire control of an LHCSA, TPC would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA. NYPHC approval is also required if any entity seeks control of more than 10 percent of the voting securities of the Company or TPC. The NYPHC has approved the change of control that occurred from the acquisition by C.O.S.S. of approximately 66 percent of the Company's common stock and the option granted to Arbor to acquire 40 percent of the Company's common stock.

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

Competitive Conditions
- ----------------------
    TPC's health care operations face competition in recruiting qualified health care personnel, securing customers and providing services, from numerous proprietary health care agencies and not-for-profit organizations, many of which are substantially larger and better financed than TPC.

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

Marketing and Sales
- -------------------
    TPC currently markets its health care personnel and services in Nassau and Queens counties in New York, and in the eastern and northern counties in New Jersey. TPC's services are marketed by a team of professionals headed by a Regional Director, in each state. All of TPC's services are promoted through print and yellow page advertising, brochures, direct mail and visual presentations through field sales calls. Targeted clients are hospitals, nursing homes, retirement centers, social service agencies, senior citizen centers and other home care companies for sub-contract referrals. TPC's representatives maintain telephonic contact not only to maintain a relationship with existing referral sources, but also to establish new sources and markets. TPC's staff attend health care sponsored seminars and various trade shows and exhibitions.

Business Strategy
- -----------------
    The Company's business strategy is to provide Home Care services to a diversified mix of customers in the geographic markets served by the Company. The Company anticipates growing its business in the following ways: (a) opening new locations in both its existing and additional geographic markets;
(b) adding additional products and services, including hospice care and skilled pediatric care; and (c) forming joint ventures and alliances and/or acquiring other Home Care businesses. (See "Forward Looking Statements - Cautionary Factors")

Liability Insurance
- -------------------
    TPC is exposed to potential liability in the event of negligence or wrongful acts of its personnel. TPC maintains liability insurance which it believes to be adequate. There can be no assurance, however, that TPC will be able to maintain its existing insurance at an acceptable cost or obtain additional insurance in the future as required. There can be no assurance that TPC's insurance will be sufficient to cover liabilities resulting from claims that may be brought in the future.

Employees
- ---------
    The Company currently has approximately 490 employees, 45 of which are full-time employees. TPC has no union contracts with any of its employees and believes that its relationship with its employees is good. TPC pays its employees at rates that it believes are competitive.

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

Securities Filings
- ------------------
    Since filing its petition for bankruptcy in 1986, the Company has not filed any required reports under the Securities Exchange Act of 1934 (the "Exchange Act"). The last such report filed was the Company's Form 10-K for the fiscal year ended December 31, 1985. During the years while in bankruptcy, the Company did not possess adequate financial and staffing resources to produce audited financial statements and other reports as required by the Exchange Act. The Company has made a commitment to file the reports as required under the Exchange Act commencing with this report.

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

Forward Looking Statements - Cautionary Factors
- -----------------------------------------------
    Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

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

Item 2. Description of Property
        -----------------------
    The Company's corporate office is located in Carle Place, New York. The lease expires on November 30, 2000. The Company leases 2,060 gross square feet at an annual rental of $39,140, with annual escalations of 12%.

    TPC's New York branch is located in Hempstead, New York. The space consists of 1,688 square feet for a rental period expiring on July 31, 2000 at an annual rental of $20,286.

    TPC operates two branch offices and three satellite offices in New
Jersey.

    The East Orange, New Jersey branch office occupies approximately 2,250 square feet. The lease term runs from March 1, 1996 through February 28, 2001 at an annual rental of $29,400.

    The Hackensack, New Jersey branch office occupies approximately 2,000 square feet at an annual rental of $27,600, pursuant to a lease that expires on February 28, 2000.

    The Clifton, New Jersey office will be a satellite office of the Hackensack branch office. Additionally, the Clifton location will serve as the New Jersey

Regional Office.  This location occupies approximately 3,500 square feet with an annual rental of $61,250. The lease term expires January 31, 2006. The Patterson, New Jersey satellite office will move to the Clifton Regional Office on or about April 15, 1996. The present Paterson, New Jersey office is a satellite office of the Hackensack branch office. TPC occupies
approximately 500 square feet at an annual rental of $6,000.   The lease is on
a year by year basis with a thirty day termination clause.

    The Jersey City, New Jersey office is a satellite office of the Hackensack branch office consisting of approximately 1,500 square feet. The term of the lease is from July 1, 1995 through June 30, 2000. The minimum rental is $15,600 per year with an annual increase of 4%.

    The Elizabeth, New Jersey office which opened on March 1, 1996, is a satellite office of the East Orange branch office. This office occupies approximately 1,150 square feet and has an annual rental is $13,464. The lease expires on February 28, 1999.


Item 3. Legal Proceedings
        -----------------
    In October 1992, Telford Home Assistance, Inc., d/b/a Extended Care ("Telford"), brought an action in New York State Supreme Court (the "Supreme
Court") against TPC, alleging corporate name infringement.   Telford is a home
health care provider located in Suffolk County, New York. The suit alleged that TPC, d/b/a Extended Family Care infringed upon the name, Extended Care, and had hurt Telford's business relationships with common clients. In September 1994, the Supreme Court entered a summary judgment in favor of Telford. TPC appealed this judgement and in January 1995 won an unanimous reversal by the Supreme Court, Appellate Division, Second Department, which dismissed the action and awarded TPC reimbursement of legal costs. Telford moved to appeal this decision to the New York Court of Appeals, which motion was denied in May 1995.

Bankruptcy Proceedings
- ----------------------
    In 1986 the Company and TPC filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code in the Southern District, New York. An Amended Joint Plan of Reorganization (the "Plan") dated February 5,
1992 was filed for both the Company and TPC.   The Plan was approved on March
23, 1992. Shareholders of the Company prior to the bankruptcy filing retained ownership of their shares.

    There were seven classes of creditors. Some creditors withdrew their claims, some received cash or negotiated extended payment terms, and some were offered an option of receiving cash or newly issued common stock. The latter group of creditors received 1,388,959 shares of newly issued common stock in exchange for their claims.

    As noted above, COSS received 12,749,658 shares of newly issued common stock, representing 66 percent of the Company's outstanding common stock for a $250,000 cash investment.

    A Final Decree was entered on January 13, 1995 confirming that the Plan has been consummated permitting the Company and TPC to emerge from bankruptcy proceedings.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

(a) Market Information
    ------------------
    The Common Stock of the Company has traded in the over-the-counter market since November 1980. Prices for the Company's common stock are quoted in the "pink sheets".

    The high and low bid quotations for the common stock for each quarter of 1994 and 1995 are shown below. These quotations were supplied by National Quotation Bureau, Inc., located in Cedar Grove, New Jersey. The prices reported reflect inter-dealer quotations that may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                   Bid Prices ($)
    1995                         High           Low
    ----                         --------------------
    First Quarter                $.125          $.031
    Second Quarter                .250           .063
    Third Quarter                 .250           .063
    Fourth Quarter                .375           .063


                                   Bid Prices ($)
    1994                         High           Low
    ----                         --------------------
    First Quarter                $.125          $.031
    Second Quarter                .094           .031
    Third Quarter                 .100           .031
    Fourth Quarter                .100           .020


(b) Holders
    ------
    There are 1,295 holders of record of the Company's common stock as of March 20, 1996.

(c) Dividends
    ---------
    The Company has not paid dividends in the past ten years. The Company's policy is to retain earnings in the Company to provide for future growth and, therefore, it is not anticipated that the Company will pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------
    The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained elsewhere in this filing.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $467,938 or 28% to $2,128,432 for 1995 from $1,660,494 for 1994. This increase reflects higher administrative salaries, marketing and facility expenses associated with the additional branch locations and the increase in case volume. Selling, general and administrative expenses as a percentage of net revenues decreased to 29% in 1995 from 36% in 1994, which was primarily attributable to fixed overhead being absorbed by the increase in net patient service revenue.

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

    The Company believes that its liquidity and capital resources are adequate for its current level of operations. However, due to its anticipated geographical expansion, addition of new products and services and potential acquisitions and joint ventures of other home care businesses (See "Business Strategy"), the Company expects its future capital needs to increase. Should Arbor exercise its option in full to purchase common stock of the Company in 1996 (See "Certain Relationships and Related Transactions") it will contribute $1.3 million in cash to the Company. The Company believes that the proceeds from the exercise of the Arbor option will be sufficient to meet the Company's expansion related and working capital requirements over the next twelve months. Should Arbor not exercise its option to purchase the Company's shares, the Company will seek alternative financing to fund its business expansion. The Company's inability to obtain alternative financing could have a material adverse effect on the Company's business expansion plans. [See "Forward Looking Statements - Cautionary Factors"]


Item 7. Financial Statements.
        --------------------
The Company's financial statements and schedules appear at the end of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------
    Effective February 19, 1996, the Company dismissed Rose, Michlin, Karpf & Co. ("Rose, Michlin") as its independent auditor for the audit of its financial statements. The new independent auditor to be engaged by the Company to audit the Company's financial statements, effective February 19, 1996, is Carpenter & Onorato, P.C.

    Rose, Michlin did not complete the audit of the Company's financial statements for the two most recent fiscal years 1994 and 1995. However, during these years there were no disagreements with Rose, Michlin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Further, the Company was not advised by Rose, Michlin during this period of the existence of any of the events described in
Item 304(a)(1)(B) of Regulation S-B.

    The decision to change accountants was recommended and approved by the Board of Directors.

    During the Company's two most recent fiscal years and to the present, there were no issues, as such are defined in Item 304(a)(2) of Regulation S-B that were consulted upon with the newly appointed accountant to the Company or Rose, Michlin.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        -------------------------------------------------------------

      The directors and executive officers of the Company are as follows:

      Name                   Age                   Position
      ----                   ---                   --------
Mary Ann Page                54               Acting Chief Executive
                                              Officer/Vice-President/
                                              Director/Director Nominee

Patricia Cantalupo           36               Vice-President/Director

Peter P. Jackson             45               Former Chief Executive
                                              Officer of TPC

Paul Elenio                  28               Vice President,
Controller

Robert Kohlmeyer             41               Secretary,
Treasurer/Director

Steven Gorenstein            52               Former President,
                                              Chief Executive Officer
                                              and Director

Joseph Martello              40               Director Nominee

Joseph Heller                32               Director Nominee

Mary Ann Page

      Acting Chief Executive Officer since January 1996; Vice President and Director of the Company since June 1994. Ms. Page is also President and a Director of TPC Home Care Services, Inc., the Company's majority-owned subsidiary ("TPC"). From 1991 to 1993, Ms Page held the position of Director of Training for Health Force, a national home health care agency, where she was responsible for training new franchisees in all aspects of home care personnel services. From 1988 to 1991, she held the position of Director of Franchising for Winston Franchising Corp. Ms. Page is expected to stand for reelection as a director at the Company's Annual Meeting (the "Meeting").

Patricia Cantalupo

      Vice President and Director since 1992. Dr. Cantalupo is also a Vice President and Secretary of TPC. Dr. Cantalupo has been the principal owner of Cantalupo Chiropractic Associates, a full service multi-disciplinary Chiropractic Health Care Facility, since 1985. Dr. Cantalupo is not expected to stand for reelection at the Meeting.

Peter Jackson

      Managing Director of Business Development since January 1996. Mr. Jackson was Chief Executive Officer of TPC from July 1993 to December 1995. From 1975 to 1984 Mr. Jackson was President of International Real Estate Computer Company, a software development company for real estate advisory and appraisal services. From 1972 to 1992 Mr. Jackson was President of Jackson Associates, a national commercial real estate appraisal firm which also specialized in nursing home cost evaluation for medical reimbursement rates.

Paul Elenio

      Vice President and Controller of the Company since January 1996. From 1993 to 1995 Mr. Elenio held the position of Financial Reporting and Tax Supervisor for BankAmerica Mortgage, FSB, formally Arbor National Mortgage, Inc., a mortgage banking company which originated, sold and serviced residential and al mortgages. From 1991 to 1993, Mr. Elenio held the position of Senior Accountant for Arbor National Mortgage, Inc.

Robert Kohlmeyer

      Secretary, Treasurer and Director of the Company since 1992. Mr. Kohlmeyer is also Secretary/Treasurer and Director of TPC.
Mr. Kohlmeyer has been President and Chief Operating Officer of CRK Contracting, a regional large scale electrical contracting company, since 1987. Mr. Kohlmeyer is not expected to stand for reelection as a director at the Meeting.

Steve Gorenstein

      President, Chief Executive Officer and Director of the Company since 1992. Mr. Gorenstein resigned as an officer and director in January 1996. From 1991 to present, Mr. Gorenstein has been President of Career Placements, Inc., a temporary employment agency.

Joseph Martello

      From August 1995 to present Mr. Martello has been Senior
Vice President and Chief Financial Officer of Arbor Home
Healthcare Holding, LLC, a holding company which holds the option to purchase up to 13,000,000 shares of the Company's Common

Stock. See "Certain Relationships and Related Transactions." Mr. Martello, from 1993 to the present, has been Senior Vice President and Chief Financial Officer of Arbor National Commercial Mortgage, LLC (and its predecessor), a nationwide provider of debt and equity financing to multifamily borrowers. From August 1995 to present, Mr. Martello has been Senior Vice President and Chief Financial Officer of Arbor Management, LLC, a company which is active in the marketing, financing and management of growth oriented businesses. See "Certain Relationships and Related Transactions." From 1990 to 1995, Mr. Martello was Senior Vice President and Chief Financial Officer of Arbor National Mortgage, Inc. (and its successor), a mortgage banking company which originated, sold and serviced residential mortgages. In 1995 Arbor National Mortgage, Inc. was sold to BankAmerica Mortgage, FSB. From 1979 to 1990, Mr. Martello was a Senior Manager for Ernst & Young, LLP, an international accounting and consulting firm. Mr. Martello is a Certified Public Accountant. Mr. Martello is expected to be a nominee for election as a director for the first time at the Meeting.

Joseph Heller

      From August 1995 to the present, Mr. Heller has been a Vice President of Arbor Home Healthcare Holding, LLC. From June 1995 to the present, Mr. Heller has also been Vice President of Corporate Planning for Arbor Management, LLC. From 1991 to May 1995, Mr. Heller has held the positions of Vice President of Financial Analysis and Budgeting and Director of Shareholder Relations for Arbor National Mortgage, Inc. and its successor. From 1990 to 1991, Mr. Heller was an Acquisition Associate for WinStar Services, Inc., a merchant and investment banking firm. From 1987 to 1990, Mr. Heller was a Senior Analyst for Morgan Stanley & Co., a leading investment banking firm, and from 1985 to 1987, Mr. Heller was a Senior Accountant for Ernst & Young, LLP, an international accounting and consulting firm. Mr. Heller is a Certified Public Accountant; in 1991, he received a Masters degree in Business Administration from Fordham University. Mr. Heller is expected to be a nominee for director for the first time at the Meeting.

             Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on its review of the copies of such reports received by it with respect to fiscal 1995, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with, except that COSS, Steven Gorenstein, Mary Ann Page, Patricia Cantalupo, Robert Kohlmeyer, Peter Jackson and Paul Elenio failed to timely file a Form 3 - Initial Statement of Beneficial Ownership. Paul Elenio has since filed his Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         SUMMARY COMPENSATION TABLE

                            Annual Compensation
                            -------------------

(a)                          (b)  (c)         (d)        (e)

Name and
Principal                                                Other
Position                     Year Salary($)   Bonus($)   Compensation($)
_________                    ---- ---------   --------   ---------------
Steve Gorenstein             1995 $0          $0         $0
Chief Executive Officer      1994 $0          $0         $0
President and Director       1993 $0          $0         $0


Mary Ann Page                1995 $82,210     $6,250     $
Acting Chief Executive       1994 $66,221     $0         $
 Officer                     1993 $ 9,231     $0         $

      No officer of the Company received compensation in excess of $100,000. Members of the Board of Directors received no compensation of any kind for services provided as a director.

      There are no employment agreements with any officer or director of the Company or its subsidiaries.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)   Security Ownership of certain beneficial owners.

      The following sets forth the holdings of any person known by the issuer to be the beneficial owner of more than five percent of the Company's Common Stock:

                                              Amount and Nature
                 Name and Address of          of Beneficial        Percent of
Title of Class   Beneficial Owner             Ownership            Class
_____________    ___________________          ________________     __________
Common Stock     COSS Holding Corp.           12,749,658           66.1
                 1 Old Country Road
                 Suite 500
                 Carle Place, NY. 11514


Common Stock     Arbor Home Healthcare        25,749,658 (1)       79.7
                 Holding, LLC
                 333 Earle Ovington Blvd.
                 Uniondale, NY. 11553

Common Stock     Ivan Kaufman                 25,749,658 (1)(2)    79.7
                 c/o Arbor Home
                 Healthcare Holding, LLC
                 333 Earle Ovington Blvd.
                 Uniondale, NY. 11553
_______________________________________

(1) Includes and gives effect to the exercise in full of options held by Arbor to purchase up to 13 million newly issued shares from the Company. Includes voting power over 12,749,658 shares owned by COSS Holding Corp. pursuant to a voting trust. (See "Certain Relationships and Related Transactions").

(2)   Ivan Kaufman owns a 99 percent interest in Arbor Home
      Healthcare Holding LLC. and is its controlling member.

(b)   Security Ownership of Management.

      The following sets forth the holdings of all of the Company's directors, executive officers and director nominees, as well as all directors and officers as a group:

                                             Amount and Nature
                 Name and Address of         of Beneficial       Percent
Title of Class   Beneficial Owner            Ownership           of Class
______________   ___________________         _________________   _________
Common Stock     Steven Gorenstein              0                 0
                 16 Barrington Place
                 Dix Hills, NY  11747

Common Stock     Robert Kohlmeyer (1)                 0              0
                 86 Hilltop Drive
                 Smithtown, NY  11787

Common Stock     Mary Ann Page                        0              0
                 c/o Cosmetic Sciences, Inc.
                 1 Old Country Road
                 Carle Place, NY  11514

Common Stock     Patricia Cantalupo                   0              0
                 50 Harvard Drive
                 Westbury, NY  11590

Common Stock     Peter P. Jackson                 110,000 (1)        *
                 c/o Cosmetic Sciences, Inc.
                 1 Old Country Road
                 Carle Place, NY  11514

Common Stock     Paul Elenio                          0              0
                 c/o Cosmetic Sciences, Inc.
                 1 Old Country Road
                 Carle Place, NY  11514

Common Stock     Joseph Martello                      0              0
                 c/o Arbor Management, LLC
                 333 Earle Ovington Blvd.
                 Uniondale, NY  11553

Common Stock     Joseph Heller                        0              0
                 c/o Arbor Management, LLC
                 333 Earle Ovington Blvd.
                 Uniondale, NY  11553

Common Stock     All directors and
                 executive officers
                 as a group                        110,000           *
_____________________________________

*Less than 1%

(1) Owned by son Steven Jackson. Peter Jackson disclaims beneficial ownership of these shares.


(c)   Changes in control

      COSS has agreed to place all of its 12,749,658 shares of the Company's Common Stock (the "COSS Shares"), representing approximately 66 percent of the currently outstanding Company Common Stock, in a voting trust. Arbor will have the right under this voting trust to direct the voting of all of the COSS Shares and to nominate a majority of the Company's Board of Directors. (See "Certain Relationships and Related Transactions".)

      In addition, pursuant to a certain Amended and Restated Option Agreement (the "Option Agreement"), dated as of October 31, 1995, by and among Arbor, COSS, COSS' shareholders, the Company, and TPC, Arbor acquired from the Company an option to purchase up to 13 million newly issued shares of the Company's Common Stock, which would constitute 40 percent of the Company's outstanding Common Stock if exercised in full. Should this option be exercised in full, Arbor will have beneficial ownership and voting rights as to 79.7 percent of the outstanding Common Stock of the Company, due to the exercise of this option in full and voting control over the Coss Shares. (See "Certain Relationships and Related Transactions".)


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a certain Amended and Restated Option Agreement (the "Option Agreement"), dated as of October 31, 1995, by and among Arbor, COSS, COSS' shareholders, the Company, and TPC, Arbor acquired from the Company an option to purchase up to 13 million shares of the Company's Common Stock as follows: (a) Arbor has an irrevocable option (the "First Option") to purchase, by June 21, 1996, 6.5 million shares of the Company's Common Stock at an exercise price of $.10 per share; (b) subject to Arbor's timely exercise of the First Option, Arbor will be given the option (the "Second Option") to purchase, by November 1, 1996, up to an additional 6.5 million shares of the Company's Common Stock at an exercise price of $.10 per share. The First and Second Options are subject to adjustment in the event of stock splits and similar events.

      COSS has agreed to place all of the Coss Shares representing approximately 66 percent of the currently outstanding Company Common Stock, in a voting trust. Arbor will have the right under this voting trust to direct the voting of all of the COSS Shares and to nominate a majority of the Company's Board of Directors.
In addition, under certain circumstances, the trustee of the voting trust is required to observe certain restrictions in the event COSS wishes to effect a sale, transfer or encumbrance of the COSS Shares. COSS will retain all economic rights in the COSS Shares, including, but not limited to, its right to dividends. The Option Agreement also provides for various negative covenants in favor of Arbor with respect to actions that may be taken by COSS, its shareholders, the Company and TPC.

      Pursuant to a Registration Rights and Conditional Put Option Agreement (the "Registration Rights Agreement"), dated as of October 31, 1995, between COSS and the Company, the Company has agreed to register the COSS Shares for resale under the Securities Act of 1933, as amended (the "Securities Act"), upon the written demand of COSS made at any time commencing one year after the date on which the Company's Common Stock is listed on the Nasdaq Stock Market (whether as a SmallCap Market security or a National Market System security, or any equivalent or successor of the foregoing). Pursuant to the Registration Rights
Agreement, the Company will be obligated to file up to three registration statements, with one-third of the COSS Shares (subject to certain adjustments) to be registered in each year of such three year period. Notwithstanding the foregoing, the Company has the right to reject the demand by COSS, following which COSS may require that the Company redeem the COSS Shares at a price equal to 75 percent of the average bid price in effect during the thirty trading days prior to the demand for registration. Upon the Company's rejection of the demand, COSS, at its option, may sell the COSS Shares to a party other than the Company, subject to the Company's right of first refusal on such sale. Arbor has the right to purchase the COSS Shares in lieu of the Company on the same terms and conditions granted the Company as described the two preceding sentences. In addition, COSS has been granted certain registration rights in the event the Company shall register any shares for sale under the Securities Act.

       On October 31, 1995, the Company entered into a two year Financial Services Agreement with Arbor Management LLC ("Arbor Mgt."). This Agreement requires Arbor Mgt. to provide consulting services in the areas of finance, information systems, accounting and marketing. Arbor Mgt. receives a fee of $7,500 per month for these services. This agreement is subject to early termination if Arbor Health's First Option is not exercised or upon the listing of the Company's Common Stock on the NASDAQ Stock Market.

Item 13.     Exhibits and Reports on Form 8-K.

(a) Exhibits

Item 13.    Exhibits and Reports on Form 8-K.
            ---------------------------------
(b) Current Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated October 31, 1995 in connection with the granting of Arbor an option to purchase 13 million shares of the Company's common stock. Item 1. Changes in Control and Item 7. Financial Statements and Exhibits were reported in this Report. No financial statements were filed with this Report.

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


Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1994                               F - 4


Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1995 and 1994                   F - 5


Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1994                               F - 6


Notes to Consolidated Financial Statements                 F - 7

                                 F - 1

              INDEPENDENT AUDITORS' REPORT
              ----------------------------

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

Carpenter & Onorato, P.C.
Certified Public Accountants
Garden City, NY 11530
March 8, 1996

                         COSMETIC SCIENCES, INC. AND SUBSIDIARY
                               Consolidated Balance Sheets
                                      December 31,

                                                                     1995             1994
                                                                     ----             ----
                                              Assets
                                              ------

Current Assets:
     Cash                                                      $   511,563         $ 97,190

     Accounts receivable, net of allowance
        for doubtful accounts of $100,000
        and $48,190, respectively (note 2)                         895,131          803,664
     Prepaid expenses                                              146,809           72,756
                                                                ----------         ---------
           Total current assets                                  1,553,503          973,610

Property and equipment, net (note 5)                               118,591           38,449


Other assets:
     Deferred taxes (note 7)                                       259,000           468,000
     License, net (notes 3 and 6)                                  515,832           555,511
     Other                                                          11,197           7,123
                                                                ----------         ----------
           Total assets                                         $2,458,123         $2,042,693
                                                                ==========         ==========


        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
     Accounts payable                                           $  222,677         $  204,695

     Accrued expenses (note 10)                                    543,974            325,683

     Customer deposits                                              59,146             71,270

     Notes payable (note 4)                                        148,449            218,449

     Payroll taxes payable (note 10)                               280,584            332,858

     Current portion of obligations under
        capital leases                                              12,845               -
                                                                 ---------          ---------
           Total current liabilities                             1,267,675          1,152,955
                                                                 ---------          ---------


Non-current liabilities:
     Long-term debt (note 4)                                        54,500             62,000

     Obligations under capital leases                               40,010                -
                                                                  ---------         ---------
        Total non-current liabilities                               94,510             62,000
                                                                  ---------         ---------
           Total liabilities                                     1,362,185          1,214,955
                                                                 ----------         ---------

Commitments and contingencies (notes 8, 9, and 10)

Minority interest in subsidiary                                    140,008             93,610
                                                                  ---------         ---------


Shareholders' equity (notes 6 and 7)
     Common stock, $.01 par value, 20,000,000
        shares authorized, 19,300,229 shares
        issued and outstanding                                     194,506             194,506
     Additional paid-in-capital                                    638,844             638,844
     Retained earnings (deficit)                                   122,580             (99,222)
                                                                  --------           ----------
        Total shareholders' equity                                 955,930             734,128
                                                                  --------           ----------
           Total liabilities and shareholders' equity           $2,458,123          $2,042,693
                                                                ===========         ===========

              See accompanying notes to consolidated financial statements.

                   COSMETIC SCIENCES, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                          Years Ended December  31,



                                                             1995              1994
                                                             ----              ----

Net patient service revenue (note 2)                     $ 7,367,958         $4,610,190
                                                         -----------         ----------
Cost of services:
     Salaries                                              4,058,749          2,495,237
     Payroll taxes and other                                 647,447            405,667
                                                         -----------         ----------
        Total cost of services                             4,706,196          2,900,904
                                                         -----------         ----------
     Gross profit                                          2,661,762          1,709,286



Selling, general and administrative expenses               2,128,432          1,660,494
                                                         -----------          ---------

Provision for doubtful accounts                               51,810             48,190
                                                         -----------          ---------

     Income from operations                                  481,520                602


Interest expense                                               4,320             21,072
                                                         ------------         ---------

     Income (loss) before provision for income
        taxes and minority interest                          477,200            (20,470)


Provision for income taxes, income tax
     equivalent provision (note 7)                           209,000             36,000
                                                         ------------          --------

     Net income (loss) before minority interest              268,200            (56,470)


Minority interest in subsidiary net income (loss)             46,398             (8,889)
                                                         ------------          --------

     Net income (loss)                                   $   221,802         $  (47,581)
                                                         ===========         ===========
Primary earnings (loss) per share                        $    0.0107         $  (0.0025)
                                                         ============        ===========
Fully diluted earnings per share                         $    0.0105         $      -
                                                         ============        ===========

Weighted average number of shares outstanding:
     Primary                                             $20,823,555        $19,300,229
                                                         ============       ============

Fully diluted                                            $21,033,562             -
                                                         ============        ===========


        See accompanying notes to consolidated financial statements.

                         COSMETIC SCIENCES, INC. AND SUBSIDIARY
                     Consolidated Statements of Shareholders' Equity
                         Years Ended December 31, 1995 and 1994



                             Common Stock              Additional           Retained               Total
                                                                            Earnings            Shareholders'
                         Shares         Amount        Paid-in capital       (Deficit)              Equity
                      --------------------------      ---------------      -----------         --------------

December 31, 1993      $ 19,300,229   $ 194,506         $ 220,524          $ (51,641)            $ 363,389


Benefit of
  utilization of
  net operating
  loss carryforward          -            -              418,320               -                   418,320



Net loss                     -            -                 -               (47,581)               (47,581)
                       ------------   ---------        ----------         ----------             ----------


December 31, 1994        19,300,229     194,506          638,844            (99,222)               734,128



Net income                    -            -                -               221,802                221,802
                       -----------    ---------        ---------          ----------             ----------


December 31, 1995      $ 19,300,229   $ 194,506        $ 638,844           $122,580              $ 955,930
                       ============   =========        =========           =========             ==========

              See accompanying notes to consolidated financial statements.

                         COSMETIC SCIENCES, INC. AND SUBSIDIARY
                          Consolidated Statements of Cash Flows
                               Years Ended December  31,


                                                                                   1995            1994
                                                                                   ----            ----
Cash flows from operating activities:
- ------------------------------------
     Net income (loss)                                                         $  221,802      $  (47,581)
  Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Allowance for doubtful accounts                                            51,810          48,190
        Depreciation and amortization                                              36,273          20,051
        Amortization of intangible assets                                          39,679          39,679
        Provision for income taxes, income tax equivalent provision               209,000          36,000
        Minority interest in subsidiary income (loss)                              46,398          (8,889)
     Change in operating assets and liabilities:
        (Increase) in assets:
            Accounts receivable                                                  (143,276)       (284,988)
            Prepaid expenses                                                      (74,053)        (10,945)
            Security deposits                                                      (4,074)         (2,700)
        Increase (decrease) in liabilities:
            Accounts payable                                                       17,982          21,008
            Accrued expenses                                                      218,290         140,927
            Customer deposits                                                     (12,124)         20,919
            Payroll taxes payable                                                 (52,274)         68,042
                                                                               ------------     ----------
        Net cash provided by operating activities                                 555,433          39,713
                                                                               ------------     -----------
Cash flow from investing activity:
- ----------------------------------
     Purchase of property and equipment                                           (57,373)         (9,464)
                                                                               ------------      ---------
        Net cash (used in) investing activity                                     (57,373)         (9,464)
                                                                               ------------      ---------

Cash flow from financing activity:
- ----------------------------------
     Loans from affiliates                                                            -            61,949
     Payment of obligations under capital leases                                   (6,187)            -
     Repayment of loans                                                           (77,500)        (20,000)
                                                                               ------------       ---------
        Net cash (used in) provided by financing activities                       (83,687)         41,949
                                                                               ------------       ---------

Net increase in cash                                                              414,373          72,198


Cash at beginning of year                                                          97,190          24,992
                                                                               ------------       ---------

Cash at end of year                                                            $  511,563      $   97,190
                                                                               ============    ============

Supplemental disclosures:
        Equipment acquired under capital lease obligation                      $   59,042      $     -
                                                                               ============    ============
     Cash paid during the year for:
        Interest                                                               $    5,825      $    3,312
                                                                               ============    ============
        Income taxes                                                           $      654      $      479
                                                                               ============    ============

              See accompanying notes to consolidated financial statements.

                              COSMETIC SCIENCES, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                          December 31, 1995




(1)   Significant Accounting Policies
- -------------------------------------
      (a)   Description of Business
            -------------------------
      Cosmetic Sciences, Inc. (C.S.I.) or (the Company), is primarily engaged in the business of providing health care services in the home through its 83% majority owned subsidiary, T.P.C. Home Care Services, Inc. (T.P.C.). C.S.I. is the holding company for T.P.C.

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

(b)   Principles of Consolidation
      ---------------------------
      The consolidated financial statements include the accounts of C.S.I. and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.



                                                                   (Continued)
      F - 7

COSMETIC SCIENCES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued



(c)  Revenue Recognition and Allowance for Doubtful Accounts
     -------------------------------------------------------
      Net patient service revenue is recorded at the Company's reimbursement rates or contracted rates. Such revenue is received from patients, third party payors and others for services rendered. A significant portion of the Company's revenue is received from third-party payors (i.e. Medicaid) and is subject to audit and adjustment by those payors. A provision for doubtful accounts is made for accounts receivable estimated to be uncollectible; which is based upon management's evaluation of relevant facts that effect the collectibility of accounts receivable.

(d)   Property and Equipment
      ----------------------
      Property and equipment are recorded at cost. The carrying amount of the assets and related accumulated depreciation and amortization are removed from the accounts when such assets are disposed of and the resulting gain or loss is included in operations. Depreciation and amortization of equipment and leasehold improvements are computed using the declining balance method for the following useful lives of the assets:


Furniture and fixtures      5 - 7 years


Equipment                     5   years


Leasehold improvements      lesser of the useful life of the

                            asset or the remaining lease period.


(e)   Post-retirement Health Care and Life Insurance Benefits
      -------------------------------------------------------
      The Company does not provide post-retirement benefits for its employees.

(f)   Income Taxes
      ------------
      In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the future tax consequences attributable to temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at statutory rates expected to be in effect when such amounts are realized or settled. The effects of statutory tax law or rate changes are reflected in income in the period of enactment.

(g)   Net Income (Loss) per Common Share
      ----------------------------------
      Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common stock and common stock equivalents outstanding


                                                                   (Continued)
                      F - 8

COSMETIC SCIENCES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued


during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

(2)   Concentration of Segment Risk
      -----------------------------
 T.P.C. provides temporary health care personnel to in-home patients in New York and New Jersey. T.P.C. grants credit to its patients who are insured under third-party payor agreements. Deposits are required for all private business. The mix of accounts receivable from private and third-party payors at December 31 were as follows:

                                           1995          1994
                                           ----          ----
Medicaid                                   62%           52%

Insurance                                   2            14


Other third-party payors                   29            23


Private                                     7            11
                                          ----          ----
                                          100%          100%
                                          ====          ====

 Historically, credit losses relating to customers have not been significant and have been within management's expectations.

(3)   Intangible Assets
      -----------------
      Intangible assets at December 31 are as follows:

                                           1995      1994
                                           ----      ----
License                                  $595,190  $595,190

    less accumulated amortization          79,358    39,679
                                         --------  --------
                                         $515,832  $555,511
                                         ========  ========

 The value of the above license was derived from the valuation of the entity's assets as part of its "Fresh Start Reporting" (see note 6).



                                                                   (Continued)
              F - 9

                         COSMETIC SCIENCES, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements, Continued


(4)   Notes Payable and Long-Term Debt
      --------------------------------
      Notes payable and long-term debt consist of the following at December 31:



                                                                  1995               1994
                                                                  ----               ----
            Note payable - Bank due on demand.
            $30,000 was paid in 1995 as full and
            complete satisfaction of the original
            $50,000 debt.                                      $     -            $ 50,000


            Note payable, non-interest bearing,
            payable in monthly installments of
            $1,500 with a final balloon payment
            of $26,000 due in August, 1998.
            Interest on this note was not imputed
            as the Company considers the amount to
            be immaterial.                                       72,500             80,000


            Notes payable, non-interest bearing and
            payable on demand.                                   80,000             80,000


            Due to Affiliated Parties (see note 8).              50,449             70,449
                                                               ---------          ---------

                Notes payable and long-term debt                202,949            280,449

                Less current portion                            148,449            218,449
                                                               ----------         ---------
                Long-term debt                                 $ 54,500           $ 62,000
                                                               ==========         =========

(5)   Property and Equipment
      ----------------------
      Property and equipment consist of the following:

                                                                  1995               1994
                                                                  ----               ----
                Furniture and fixtures                         $ 18,751           $ 15,723
                Machinery and equipment                         167,108            112,763
                Leasehold improvements                            7,039              7,039
                Equipment held under capital leases              59,042                -
                                                               ---------          ---------
                                                                251,940            135,525

                   less accumulated depreciation
                      and amortization                          133,349             97,076
                                                               ---------          ---------
                                                               $118,591           $ 38,449
                                                               =========          =========

(Continued)

COSMETIC SCIENCES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

(6)   Fresh Start Reporting
      ---------------------
 On October 8, 1993, the Company, pursuant to the plan of reorganization, issued stock to C.O.S.S. in exchange for $250,000 and also issued stock to the unsecured creditors (see note 1). Accordingly, the Company implemented Statement of Position (SOP) 90-7, " Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 is applicable because pre-reorganization shareholders received less than 50% of the Company's new common stock and the reorganization value of the assets of the reorganized Company is less than the total of all post-petition liabilities and allowed claims.

SOP 90-7 requires an allocation of the reorganization value to the entity's assets. The Company's reorganization value was determined to be $838,204. Such reorganization value was first allocated to existing tangible assets (primarily cash and accounts receivable) at book value and next to Home Health Care Licenses (primarily state accreditation's and government agency contracts). The reorganization value of its assets was determined by valuing the Company's equity at the confirmation date (March 23, 1992), at fair value, and adding post reorganization liabilities (valued at present value which approximated fair value) on this date as reflected in the bankruptcy files.
The fair value of the Company's equity at the confirmation date was based on the average consideration received by the Company for the stock issued to C.O.S.S. and the unsecured creditors. Included in the reorganization value is the value for the Company's Home Health Care Licenses of $595,190. This asset is amortized by the straight line method over 15 years. Amortization expense for each year equals $39,679 and is included in selling, general and administrative expenses. The Company based the fifteen year amortization period on the nature of the licenses, the Company's historical experience with the licenses and management's estimate of the future term of the licenses. These licenses are subject to periodic audits by various state agencies. In general, material non compliance with state guidelines could result in a termination of the licenses. However, the Company has been awarded the licenses over the past ten years and is in compliance with all state guidelines as of December 31, 1995 and 1994, respectively.

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

(7)   Income Taxes
      ------------
"Fresh Start Reporting" requires the Company to report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. Therefore, the current and future year benefit related to the carryforward is not reflected in net loss, but instead is recorded as a direct increase to additional-paid-in-capital.
                                                                 (Continued)

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

The provision for income taxes consists of the following:

                                                             1995             1994
                                                             ----             ----
Current

    Federal                                               $   -              $   -

    State                                                     -                  -

Income tax equivalent provision                               -               36,000
                                                          --------           --------
                                                          $   -              $36,000
                                                          --------           --------

Deferred

    Federal                                               $160,500           $   -

    State                                                   48,500               -
                                                          --------           --------
                                                           209,000               -
                                                          --------           --------
                                                          $209,000           $36,000
                                                          ========           ========

Deferred tax assets consist of the following:


    Pre-reorganization net operating loss
       carryforward                                       $221,000          $451,000
    Allowance for doubtful accounts                         38,000            17,000
                                                          --------          --------
       Total deferred tax assets                          $259,000          $468,000
                                                          ========          ========

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:


    Computed income tax expense (benefit) at 34%          $162,000           $(7,000)
    Increase in taxes resulting from:
       Nondeductible expenses                               15,000            35,000
       State income taxes, net of federal tax benefit       32,000             7,000
       Other - effect of graduated tax rates                  -                1,000
                                                          --------           --------
                                                          $209,000           $36,000
                                                          ========           ========

At December 31, 1995, the Company has a net operating loss carryforward (NOL) of approximately $650,000 for tax purposes, expiring beginning with the year 2000 through 2008.



                                                                    (Continued)

                   COSMETIC SCIENCES, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements, Continued



(8)   Related Party Transactions
      --------------------------
      Notes payable consist of the following at December 31:


                                                            1995               1994
                                                            ----               ----
       C.O.S.S. holds a note which is non-interest
       bearing, and payable upon demand.                 $  25,449           $ 25,449



       An officer of T.P.C. holds a note
       which is non-interest bearing, and
       payable upon demand.                                   -                15,000



       An officer of the Company holds a note
       which bears an interest rate of 11% and
       is payable upon demand.  Annual interest
       expense amounted to $3,238 and $3,312,
       respectively.                                        25,000             30,000
                                                         ---------           ---------
                                                         $  50,449           $ 70,449
                                                         =========           =========


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

(9)   Commitments and Contingencies
      -----------------------------
T.P.C. conducts its operations from leased office spaces in New York and New Jersey. These leases expire at various dates through the year 2000. Management expects that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for the years ended December 31 amounted to $104,965 and $68,920, respectively.

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





                                                                     (Continued)

                   COSMETIC SCIENCES, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements



As of December 31, future net minimum lease payments under capital and operating leases are as follows:

                                           1995
                                           ----

                                              Capital         Operating
                                              -------         ---------
                  1996                       $ 12,845        $  187,890

                  1997                         12,845           207,671

                  1998                         12,845           208,295

                  1999                          9,722           197,699

                  2000                          4,598           138,960

                  Thereafter                     -              326,462
                                             --------        ----------
                                             $ 52,855        $1,266,977
                                             ========        ===========

 The gross amount of assets recorded under capital lease obligations was $59,042
at December 31, 1995.    Interest on the capital lease obligations was not
imputed as the Company considers the amount to be immaterial.

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

(10)  Payroll Taxes Payable
      ---------------------
      Payroll taxes payable includes pre-petition liabilities to various federal and state governmental agencies in the amount of $221,443. In addition, included in accrued expenses are penalties and interest incurred for the late payment of payroll taxes totaling $102,979. The Company has commenced negotiations with a federal agency to settle those agencies claims. Management can make no assurances as to the outcome of these negotiations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      COSMETIC SCIENCES, INC.


            By:   /s/ Paul Elenio
                  Paul Elenio
                  Vice President, Controller and
                  Principal Financial Officer


            Date: August 26, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            By:   /s/ Mary Ann Page            Date: August 26, 1996
                  Mary Ann Page
                  Acting Chief Executive Officer
                  and Director



            By:   /s/ Paul Elenio              Date: August 26, 1996
                  Paul Elenio
                  Vice President, Controller and
                  Principal Financial Officer


            By:   /s/ Patricia Cantalupo       Date: August 26, 1996
                  Patricia Cantalupo
                  Vice President and
                  Director


            By:   /s/ Robert Kohlmeyer         Date: August 26, 1996
                  Robert Kohlmeyer
                  Secretary, Treasurer
                  and Director