Form 10KSB/A
period 1995-12-31
COSMETIC SCIENCES INC
filed 1996-08-27
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-KSB/A
                     AMENDMENT NO. 4
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    [Fee Required]

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