Form 10QSB
period 1996-09-30
COSMETIC SCIENCES INC
filed 1996-10-31
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1996
                                             -------------------
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-9836
                                              --------

       Extended Family Care Corporation (Formerly Cosmetic Sciences, Inc.)
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                New York                          22-2210547
       -------------------------------------------------------------------
        (State of Incorporation)     (I.R.S. Employer Identification No.)

          One Old Country Road, Suite 335, Carle Place, New York 11514
       ------------------------------------------------------------------
        (Address of Principal Executive Office)               (Zip Code)

                                 (516) 248-2273
       ------------------------------------------------------------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X No____
                                   ---


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                Yes _____ No X
                                            ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

  25,500,226  common  shares,  $.01 par value,  as of October 30, 1996.
  ---------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes _____ No X
                                                                       ---

                        EXTENDED FAMILY CARE CORPORATION
                     SECOND QUARTER REPORT ON FORM 10 - QSB
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Part I - Financial Information


Item 1                                                                 Page
                                                                       ----

Condensed Consolidated Balance Sheets as of September 30, 1996
  and December 31, 1995 (Unaudited) .......................................3


Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1996 and 1995 ..4


Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the nine months ended September 30, 1996 and 1995 ...................5


Notes to Condensed Consolidated Financial Statements (Unaudited) ..........6


Item 2


Management's Discussion and Analysis of Financial
 Condition and Results of Operations ......................................7


Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders..............10

Item 5 - Other Information................................................11

Signatures................................................................12

Exhibit Index.............................................................13


                                  EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                                       Condensed Consolidated Balance Sheets
                                                    (Unaudited)

                                                                     September  30,         December 31,
                                                                          1996                 1995
                                                                          ----                 ----

                  Assets
                  ------
Current assets:
         Cash                                                         $    257,926         $    511,563
         Accounts receivable, net of allowance for
              doubtful accounts of $100,000                              1,173,359              895,131
         Prepaid expenses                                                  124,422              146,809
                                                                      -------------        ------------
           Total current assets                                          1,555,707            1,553,503

Property and equipment, net                                                266,034              118,591

Other assets:
         Deferred taxes                                                    249,000              259,000
         License, net                                                      486,073              515,832
         Other                                                              29,410               11,197
                                                                      ------------         ------------
              Total assets                                            $  2,586,224         $  2,458,123
                                                                      ============         ============

         Liabilities and Shareholders' Equity
         -------------------------------------
Current Liabilities:
         Accounts payable and accrued expenses                        $    776,186         $    766,651
         Payroll taxes payable                                             130,667              280,584
         Notes payable                                                     373,449              148,449
         Other current liabilities                                          94,585               71,991
                                                                      ------------         ------------
              Total current liabilities                                  1,374,887            1,267,675
                                                                      ------------         ------------
Non-current liabilities:
         Long-term debt                                                     41,000               54,500
         Obligations under capital leases                                   87,193               40,010
                                                                      ------------         ------------
              Total non-current liabilities                                128,193               94,510
                                                                      ------------         ------------
                  Total liabilities                                      1,503,080            1,362,185
                                                                      ------------         ------------
Commitments and contingencies

Minority interest in subsidiary                                            138,292              140,008
                                                                      ------------         ------------
Shareholders' equity:
         Preferred Stock , $.01 par value, 10,000,000
                shares authorized, no shares issued or outstanding
         Common stock, $.01 par value, 50,000,000
              shares authorized, 19,000,226 and 19,300,229
              shares issued and outstanding, respectively                  190,002              194,506
         Additional paid-in-capital                                        643,348              638,844
         Retained earnings                                                 111,502              122,580
                                                                      ------------         ------------
              Total shareholders' equity                                   944,852              955,930
                                                                      ------------         ------------

                  Total liabilities and shareholders' equity          $  2,586,224         $  2,458,123
                                                                      ============         ============


     See accompanying notes to condensed consolidated financial statements.





                 EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                    Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                 September  30,                         September 30,
                                                                 ---------  ---                         -------------

                                                               1996           1995                  1996             1995
                                                               ----           ----                  ----             ----

Net patient service revenue                            $     2,276,407   $  1,988,292        $   6,479,412    $    5,440,669
                                                       ---------------   ------------        -------------    ---------------

Cost of services                                             1,434,333      1,242,090            4,079,105         3,433,157
                                                       ---------------   ------------        -------------    ---------------

         Gross profit                                          842,074        746,202            2,400,307         2,007,512

Selling, general and administrative expenses                   790,894        515,591            2,399,381         1,427,388

Provision for doubtful accounts                                    -            8,898                -                13,755
                                                       ---------------   ------------        ------------     --------------

         Income  from operations                                51,180        221,713                 926            566,369

Interest expense                                                   460          1,701               3,721              3,357
                                                       ---------------   ------------        ------------     --------------

         Income (loss) before  provision
            for income taxes and minority interest              50,720        220,012             ( 2,795)           563,012

Provision  for income taxes                                     30,000         96,500              10,000            247,001
                                                       ---------------   ------------        ------------     --------------

         Net income (loss) before minority interest             20,720        123,512             (12,795)           316,011

Minority interest in subsidiary net income (loss)                3,675         21,150             ( 1,716)            54,322
                                                       ---------------   ------------        -------------    --------------

         Net income (loss)                             $        17,045   $    102,362        $    (11,079)    $      261,689
                                                       ===============   ============        =============    ==============

Primary earnings (loss) per share                      $        0.0007   $     0.0053        $    (0.0006)    $       0.0136
                                                       ===============   ============        ==============   ==============

Fully diluted earnings (loss) per share                $        0.0007   $     0.0053        $    (0.0006)    $       0.0136
                                                       ===============   ============        ==============   ==============

Weighted average number of shares outstanding:
         Primary                                            28,200,181     19,300,229          19,133,561         19,300,229
                                                       ===============   ============        ============     ==============
         Fully diluted                                      28,200,181     19,300,229          19,133,561         19,300,229
                                                       ===============   ============        ============     ==============






     See accompanying notes to condensed consolidated financial statements.


              EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                   Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  -------------

                                                                              1996                1995
                                                                              ----                ----
Cash flow from operating activities:
------------------------------------
         Net (loss) income                                         $       (11,079)     $       261,689
         Adjustments to reconcile net (loss) income to net
              cash (used in) provided by operating activities:
              Depreciation and amortization                                 45,278               16,223
              Amortization of intangible assets                             29,760               29,760
              Provision for income taxes                                    10,000              247,001
              Minority interest in subsidiary (loss) income                 (1,716)              54,322
         Change in operating assets and liabilities:
              (Increase) decrease in assets:
              Accounts receivable                                         (278,228)            (126,248)
              Prepaid expenses                                              22,386               (4,224)
              Other assets                                                 (18,213)              (1,324)
              Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                          9,535              (87,081)
              Payroll taxes payable                                       (149,917)             (12,823)
              Other liabilities                                             11,245               (2,228)
                                                                   ---------------      ----------------
         Net cash (used in) provided by operating activities              (330,949)             375,067
                                                                   ----------------     ---------------

Cash flow from investing activities:
------------------------------------

         Purchase of property and equipment                               (122,497)             (71,653)
                                                                   ----------------     ----------------
         Net cash used in investing activity                              (122,497)             (71,653)
                                                                   ----------------     ----------------

Cash flow from financing activities:
------------------------------------
         Proceeds from note payable                                        250,000                 -
         Payment of obligations under capital leases                       (11,691)                -
         Repayment of loans                                                (38,500)             (68,000)
                                                                   ----------------     ----------------
Net cash provided by (used in) financing activities                        199,809              (68,000)
                                                                   ----------------     ----------------

Net (decrease) increase in cash                                           (253,637)             235,414

Cash at beginning of period                                                511,563               97,190
                                                                   ---------------      ---------------

Cash at end of period                                              $       257,926      $       332,604
                                                                   ===============      ===============

Supplemental disclosures:
         Equipment acquired under capital lease obligation         $        70,223      $          -
                                                                   ===============      ===============
         Cash paid during the period for:
              Interest                                             $         4,736      $         4,863
                                                                   ===============      ===============
Income taxes                                                       $         1,333      $           654
                                                                   ===============      ===============



         See accompanying notes to condensed consolidated financial statements.

              EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)




Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Extended Family Care Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB from Regulation S-B. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 1995.


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

Results of Operations

Third Quarter Ended September 30, 1996 Compared to Third Quarter Ended September 30, 1995

Net Patient Service Revenue: Net patient service revenue increased $288,115 or 14% to $2,276,407 for the third quarter ended September 30, 1996 compared to $1,988,292 for the third quarter ended September 30, 1995. Net patient service revenue increased due to the addition of 3 branches during the period July 1, 1995 to September 30, 1996, partially offset by a decrease in pre-existing branches net patient service revenue. The decrease in pre-existing branch net patient service revenue was mainly due to an overall general decrease in authorized Medicaid reimbursable hours by New York State (See "Forward Looking Statements - Cautionary Factors").

Cost of Services: Cost of services increased $192,243 or 15% to $1,434,333 for the third quarter ended September 30, 1996 compared to $1,242,090 for the third quarter ended September 30, 1995. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $275,303 or 53% to $790,894 for the third quarter ended September 30, 1996 compared to $515,591 for the third quarter ended September 30, 1995. Selling, general and administrative expenses as a percentage of net revenues increased to 35% for the third quarter ended September 30, 1996 from 26% for the third quarter ended September 30, 1995. This increase reflects higher administrative salaries, marketing and facility expenses associated with additional branch locations, and the Company's investment in the corporate infrastructure necessary to achieve its business strategy.

Provision For Income Taxes: The income tax provision for the third quarter ended September 30, 1996 is based on a 59% effective tax rate compared to an effective tax rate of 44% for the third quarter ended September 30, 1995. The increase in the company's effective tax rate was primarily due to an increase in permanent taxable differences including an adjustment for permanent taxable differences which were omitted in the tax provision for the first 6 months of 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Net Patient Service Revenue: Net patient service revenue increased $1,038,743 or 19% to $6,479,412 for the nine months ended September 30, 1996 compared to $5,440,669 for the nine months ended September 30, 1995. Net patient service revenue increased due to the addition of 3 branches during the period July 1, 1995 to September 30, 1996, partially offset by a decrease in pre-existing branches net patient service revenue. The decrease in pre-existing branch net patient service revenue was mainly due to an overall general decrease in authorized Medicaid reimbursable hours by New York State (See "Forward Looking Statements - Cautionary Factors").

Cost of Services: Cost of services increased $645,948 or 19% to $4,079,105 for the nine months ended September 30, 1996 compared to $3,433,157 for the nine months ended September 30, 1995. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $971,993 or 68% to $2,399,381 for the nine months ended September 30, 1996 compared to $1,427,388 for the nine months ended September 30, 1995. Selling, general and administrative expenses as a percentage of net revenues increased to 37% for the nine months ended September 30, 1996 from 26% for the nine months ended September 30, 1995. This increase reflects higher administrative salaries, marketing and facility expenses associated with the additional branch locations, and the Company's investment in the corporate infrastructure necessary to achieve its business strategy. In addition, professional fees increased due to the Company's commitment to resume filing the reports required under the Securities Exchange Act of 1934.

Provision For Income Taxes: An income tax provision of $10,000 was provided for the nine months ended September 30, 1996 loss from operations of $2,795 due to certain permanent taxable differences. An income tax benefit with an effective tax rate of 42% would have been derived for this period if there were no permanent taxable differences. The income tax provision for the nine months ended September 30, 1995 is based on a 44% effective tax rate.

Inflation and Seasonality

         Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future Medicaid reimbursement will keep pace with inflation.

         The Company's business is generally not subject to seasonal trends.

Liquidity and Capital Resources

         The nature of the Company's business requires weekly payments of wages to its personnel as they render services, while the Company receives payments for services rendered over an extended period of time (30 to 90 days). At September 30, 1996 the Company's accounts receivable balance increased $278,228 to $1,173,359 from $895,131 at December 31, 1995. The increase in accounts receivable was due to increased net patient service revenue and an increase in days sales in accounts receivable from approximately 49 to 53 days.

         For the nine months ended September 30, 1996 the Company used cash from operating activities of $330,949 and for the nine months ended September 30, 1995 the Company generated cash from operating activities of $375,255. The decrease in cash provided by operating activities was a result of increased selling, general and administrative expenses and accounts receivable associated with the additional branch locations, and increased salary and professional fees associated with expanded financial reporting activities in order to comply with SEC requirements.

         At September 30, 1996, the Company had working capital of $180,820.

         For the nine months ended September 30, 1996 the Company generated cash from financing activities of $199,809 and for the nine months ended September 30, 1995 the Company used cash for financing activities of $68,000. The increase in cash provided by financing activities was primarily due to the Company entering into a note agreement on September 9, 1996 with Arbor Home Healthcare Holding, LLC ("Arbor"), pursuant to the option agreement dated October 31, 1995 between Arbor, the Company, COSS Holding Corp.,and its shareholders, whereby the Company borrowed $250,000 for a term of one month bearing interest at prime plus 3%. The proceeds from this loan were used to fund certain working capital needs. On October 8, 1996 the $250,000 loan plus interest was repaid.

         During the nine months ended  September  30, 1996 the Company  invested
$122,497 in property and equipment primarily for purchases of computers, telecommunication equipment, and furniture and equipment associated with the relocation of two branches and the opening of two additional branches.

         The Company believes that between the cash generated from its internal operations and the exercise of the Arbor options (See Part II, Item 5-Other Information) that its liquidity and capital resources are adequate for its current needs.

Forward Looking Statements - Cautionary Factors

          The Company derives most of its revenues from Medicaid reimbursements. To the extent Medicaid reimbursements are reduced, the Company's revenues may be adversely impacted. Reductions in Medicaid budgetary dollars are being discussed at the federal and state executive and legislative levels, including the states of New York and New Jersey.

          On July 9, 1996, the state of New Jersey met to discuss the reduction of Medicaid reimbursement rates for the year July 1, 1996 to July 1 , 1997. Only certain minimal reductions in Medicaid reimbursement rates were imposed as a result of this meeting, and these reductions did not have a material adverse effect on the Company's results of operations.

          During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by New York State. The results of this reduction did not have a material adverse effect on the Company's results of operations for the three and nine months ended September 30, 1996. However, if a similar Medicaid reduction is imposed by the state of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operations, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements.

The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

a. The Company held its Annual Meeting of Stockholders on September 25, 1996.
b.  The following directors were elected at the Annual Meeting:
      Joseph Heller   Mary Ann Page
      Paul Elenio     Robert Kohlmeyer

c.  Seven matters were voted on at the Annual Meeting:

   1. Each of the four nominees for election as director for a one-year term were elected with votes cast as follows:

       Name                             Votes for            Votes against
       ----                             ---------            -------------
       Joseph Heller                   13,118,939               10,600
       Paul Elenio                     13,112,414               17,125
       MaryAnn Page                    13,118,939               10,600
       Robert Kohlmeyer                13,112,414               17,125

   2. A proposal to amend the Company's certificate of incorporation to effect an increase in the Company's authorized shares of common stock, $.01 par value, to 50,000,000 shares was approved, with 13,084,749 votes cast for, 28,325 votes against and 16,465 shares abstained. There were no broker non-votes for this proposal.

   3. A proposal to amend the Company's certificate of incorporation to create a new class of authorized preferred stock of which 10,000,000 shares may be issued subject to such rights, preferences and limitations as shall be determined by the Board of Directors was approved, with 13,054,649 votes cast for, 66,625 votes against and 8,265 shares abstained. There were no broker non-votes for this proposal.

   4. A proposal to amend the Company's certificate of incorporation to clarify that the Company is permitted to engage in the home health care business and to delete references to the Company's prior business was approved, with 13,123,939 votes cast for, 100 votes against and 5,500 shares abstained. There were no broker non-votes for this proposal.

   5. A proposal to amend the Company's certificate of incorporation to change the name of the Company to Extended Family Care Corporation was approved, with 13,122,239 votes cast for 1,300 votes against and 6,000 shares abstained. There were no broker non-votes for this proposal.

   6. A proposal to amend the Company's certificate of incorporation to eliminate personal liability of the Company's directors to the extent permitted by New York Business Corporation Law was approved, with 13,064,049 votes cast for, 55,625 votes against and 9,865 shares abstained.
There were no broker non-votes for this proposal.

     7. A proposal to appoint Carpenter & Onorato, P.C. as independent auditors of the Company for the year ending December 31, 1996 was approved, with 13,114,839 votes cast for, 3,000 votes against and 11,700 shares abstained. There were no broker non-votes for this proposal.

d. Not applicable

Item 5.       Other information:

On April 26, 1996 the employees at one branch location voted in favor of the employees unionizing the branch. The Company continues to negotiate with the union but no contract between the Company and the union has been agreed upon. However, the Company does not anticipate the union contract to have a material adverse effect on the Company's operations or financial condition. The Company does not know at this time whether efforts will be made to unionize the Company's other branches, whether those efforts would be successful, and whether if successful, there would be a material effect upon the Company's operations or financial condition.

On August 21, 1996 Arbor exercised the first half of its option to purchase
13 million shares of the Company's common stock at $.10 per share. Accordingly, Arbor contributed $650,000 into an escrow account pending the Company's shareholders' approving an amendment to the Company's Certificate of Incoporation to provide for sufficient authorized capital to issue the shares subject to the option. On September 25, 1996 the Company's shareholders voted in favor of authorizing an additional 30 million common shares and on October 8, 1996, the Company issued 6.5 million shares to Arbor and the $650,000 in cash was released from escrow and contributed to the Company.

On October 31, 1996 Arbor exercised the second half of its option acquiring another 6.5 million shares of the Company's common stocks for $650,000.


Item 6.        Exhibits and reports on Form 8-K.

              a. Exhibits

                  See accompanying index to Exhibits.

              b. The  Company  filed a report  on Form 8-K on August  30,  1996 regarding the exercise of the first half of Arbor's option pursuant to which it acquired 6.5 million shares of the Company's common stock for $.10 per share.

All other items required in Part II are not applicable for the quarter ended September 30, 1996.

                                                        SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               (Registrant)      EXTENDED FAMILY CARE CORPORATION.



Date:     October 31 , 1996     By:   \s\ Mary Anne Page
                                      ------------------
                                      Mary Anne Page
                                      Acting Chief Executive Officer
                                       and Director



Date:    October 31 , 1996      By:   \s\ Paul Elenio
                                      ---------------
                                      Paul Elenio
                                      Vice President, Controller
                                        and Principal Financial Officer

                          EXHIBIT LIST


Exhibit                                                             Page No.
Number                                                              --------


EX-27    Financial Data Schedule......................................15

EX-3.1   Amended and Restated Certificate
         of Incorporation as filed with New York
         Department of State on October 1, 1996.......................16

EX-10.1  Receivables Security Agreement between
         Cosmetic Sciences, Inc. and Arbor Home HealthCare
         Holding LLC, dated as of September 6, 1996, including
         letter agreement with TPC Home Care Services, Inc............24

EX-10.2  Promissory Note dated September 6, 1996 in the amount of
         $250,000 made by Cosmetic Sciences, Inc. to Arbor Home
         HealthCare Holding LLC.......................................41