Form 10KSB
period 1996-12-31
COSMETIC SCIENCES INC
filed 1997-04-15
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB

[X] Annual report  pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] For the fiscal year ended: December 31, 1996
                                                              ------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                         For the transition period from ______

                          Commission file number 0-9836
                                                 ------

                        EXTENDED FAMILY CARE CORPORATION
                       ----------------------------------
              Exact name of registrant as specified in its charter

               New York                      22-2210547
            --------------                  -------------
     (State or other jurisdiction of I.R.S. Employer Identification Number incorporation or organization)

            One Old Country Road, Suite 335, Carle Place, N.Y. 11514
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: 516-248-2273
                                                 -------------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    -----
          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock par value $.01 per share
                      -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part llI of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the registrant's revenues for its most recent fiscal year: $8,929,330
                                                                 ----------
      The aggregate market value of the Company's voting common stock held by non-affiliates computed by reference to the average bid and ask price on March 31, 1997 was $625,469.

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No X

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
 32,000,226 common shares as of March 31, 1997.
----------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                                      PART I

Item 1. Description of Business
        -----------------------
Background
----------
      Extended Family Care Corporation ("EFCC" or the "Company") is in the business of providing home health care services, principally personal hygiene, homemaking, general patient safety, and to a lesser extent nursing services ("Home Care"), primarily through contracts with government agencies under the Medicaid program. The Company is a holding company which derives 100 percent of its operating revenues from the operation of TPC Home Care Services, Inc. ("TPC"), an 83 percent owned subsidiary.

      The Company was incorporated in New York on May 10, 1978 under the name M.A.E. Enterprises, Inc. In 1980, the name of the Company was changed to Cosmetic Sciences, Inc; which was changed again in 1996 to Extended Family Care Corporation, its current name.

      In 1980, the Company completed its initial public offering of 1.5 million shares of common stock, raising gross proceeds of $1.5 million. Between 1980 and 1985, the Company engaged in research, development, marketing and distribution of medical devices and cosmetics. These products never proved to be commercially
viable,   and  by  the  mid-1980's  the   development  of  these  products  was
discontinued and the subsidiaries through which these businesses were operated were dissolved.

      In August 1984, the Company entered the Home Care industry by acquiring all of the outstanding shares of TPC, which at the time was providing Home Care services in New York and New Jersey. In December 1984, the then shareholders of the Company received as a dividend approximately 17 percent of the outstanding common stock of TPC, leaving TPC as an approximately 83 percent owned subsidiary of the Company.

      On April 25, 1985, TPC entered into an agreement to acquire all of the outstanding stock of A-Round the Clock Nursing Services, Inc. ("A-Round the Clock"), a home health care company doing business in New Jersey. In December 1985, a Form S-1 Registration Statement was declared effective in anticipation of an initial public offering by TPC. Proceeds from this offering were to provide the funding for the acquisition of A-Round the Clock. However, the underwriter terminated the offering and TPC was unable to find another underwriter to complete the offering. TPC was forced to borrow the funds required to consummate the acquisition of A-Round the Clock. The burden of the additional debt service, coupled with the increased demand for working capital, further reduced cash flow. Facing bank foreclosure of liens upon TPC's accounts receivable, significant tax arrears and cash shortfalls, the Company and TPC filed a petition under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court, Southern District, New York, in August 1986.

      Following the filing of the bankruptcy petition, TPC continued to operate its Home Care business as a debtor in possession. In July 1987, a secured lender foreclosed its liens on the common stock of A-Round the Clock, and took possession and control of the business of A-Round the Clock. TPC continued to provide Home Care services with operating branches in Hempstead, New York and Hackensack, New Jersey.

      In 1992, the Company's headquarters were moved from Hempstead, New York to Carle Place, New York. In March 1994, TPC opened a branch office in Irvington, New Jersey, which moved in March 1996 to East Orange, New Jersey. In February

1995, a satellite office of the Hackensack branch office was opened in Paterson, New Jersey, which office was relocated to Clifton, New Jersey on or about April 15, 1996.In August 1995, a TPC satellite office was opened in Jersey City, New Jersey, which office was sold in December, 1996. In March 1996, a satellite office was opened in Elizabeth, New Jersey, which office was closed in September, 1996. In May 1996, a branch office was opened in Allentown, Pennsylvania. In the first quarter of 1997 (i) the East Orange office and Hempstead office were closed and its staff and patients integrated into existing facilities of Star (as defined below); and (ii) the Hackensack office was closed and integrated into EFCC's Clifton office.

      In October 1993, and in connection with the Company's Amended Plan of Reorganization adopted in 1992, an investment group, COSS Holding Corp. ("Coss"), invested cash of $250,000 in the Company and thereby became the holder of approximately 66 percent or 12,749,658 shares of the Company's common stock. See "Bankruptcy Proceedings"

      On October 31, 1995, the Company, TPC and Coss entered into an agreement with Arbor Home Healthcare Holdings, LLC. ("Arbor") (in which Ivan Kaufman owns a 99% interest), pursuant to which the Company granted Arbor the option to purchase 13 million newly issued shares of its common stock for $1.3 million, ($.10 per share). Arbor exercised this option in two installments, on August 21, 1996 and October 31, 1996, thus becoming the owner of approximately 40% of the Company's outstanding stock. In addition, in June of 1996, Coss placed its holdings of the Company's common stock in a voting trust, providing Arbor the right to direct the voting of such shares and to thus elect a majority of the board of directors of the Company. The Company, Coss and Arbor have also entered into various agreements with respect to certain actions that may be taken by the Company, Coss and its shareholders, but these agreements, as well as the voting trust arrangement as to Coss' shares of the Company, will terminate upon the completion of a proposed merger with Star Multi Care Services, Inc. (the "Star Merger"), as discussed below. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

      On October 31, 1995, the Company entered into an agreement with Arbor Management, LLC (in which Ivan Kaufman owns a 99% interest), for a two year term, pursuant to which EFCC will pay $7,500 a month to Arbor Management, LLC for management services, including accounting, finance, human resources and marketing, rendered to the Company. This agreement will also terminate as of the completion of the Star Merger.

      On January 3, 1997, the Company, EFCC Acquisition Corp., a New York corporation ("Merger Sub") and Star Multi Care Services, Inc., a New York corporation ("Star"), entered into an Agreement and Plan of Merger (the "Star Merger Agreement"), pursuant to which, among other things, (i) Star will acquire 100% of the outstanding common stock of the Company; and (ii) the Company will be merged with and into Merger Sub and thereupon the separate existence of the Company shall cease and Merger Sub, as the Surviving Corporation, shall continue to exist (the "Star Merger"). Star is engaged in providing custodial and home health care services, and staffing to hospitals and other medical facilities throughout the New York City metropolitan area, Long Island, upstate New York, New Jersey, southeastern Florida and Ohio.

      Under the terms of the Star Merger Agreement, the holders of all of the outstanding shares of the Company's common stock (after giving effect to the TPC Merger, as discussed below) will receive consideration of $2.4 million in cash, or approximately 6.4 cents per share, and $4.85 million in Star common stock, or approximately 12.9 cents per share, for total consideration of $7.25 million, or approximately 19.3 cents per share, or, at Star's option, all cash consideration of 19.3 cents per share. Pursuant to the Star Merger

Agreement, on January 21, 1997, the Company paid a special cash dividend of $750,000, or 2.3 cents per share, to its shareholders of record on January 13, 1997. It is anticipated that the Star Merger will be treated as a tax-free reorganization for federal income tax purposes to the extent of Star common stock received by the Registrant's shareholders.

      The Star Merger is expected to be completed by August of 1997, subject to certain conditions set forth in the Merger Agreement, including, but not limited to, approval by certain state regulatory boards and by the shareholders of each of Star and the Company, and consummation of the TPC Merger, as described below. In addition, either Star or the Company may terminate the Star Merger
Agreement under certain circumstances,  as set forth in the Star
Merger Agreement. Coss and Arbor, which together will own 68% of the outstanding shares of the Company after giving effect to the TPC Merger (see below), have agreed with Star that they will vote for the approval of the Star Merger. This percentage is sufficient under New York law to approve the Star Merger on behalf of the Company's shareholders. Star shareholders must also vote to approve the Star Merger. A majority of Star Common Stock at a duly convened meeting voting in favor of the Star Merger is required to approve the Star Merger on behalf of the Star stockholders pursuant to NASDAQ rules. To the Company's knowledge, sufficient votes to approve the Star Merger on behalf of the Star shareholders have not yet committed to such approval, although the Company has received the proxy of Stephen Sternbach, President and Chairman of Star, to vote all of the shares beneficially owned by him, currently constituting 20.77% of Star's outstanding shares, in favor of the Star Merger.

      The above figures give effect to a merger of TPC into the Company, which is expected to occur, subject to approval of the shareholders of the Company and TPC, prior to the Star Merger. The merger of TPC into the Company
(the "TPC Merger") will not be conditioned upon the completion of the Star Merger. The Star Merger is conditioned upon, among other things, the completion of the TPC Merger. The Company and TPC signed a Merger Agreement (the "TPC Merger Agreement") on March 18, 1997 to effect the TPC Merger.

      Pursuant to the TPC Merger Agreement, all shareholders of TPC, other than the Company, will receive 18.745545 shares of the Company's Common Stock in exchange for each share of TPC they own. Stock certificates previously issued to TPC shareholders do not give effect to a 1:4 reverse stock split which occurred in 1985. Thus, shareholders of TPC actually own only one share of TPC Common Stock for every four shares for which they possess a share certificate for TPC Common Stock. TPC shares owned by the Company will be cancelled as a result of the TPC Merger and no shares of the Company will be issued in respect thereof. A proxy statement/prospectus relating to a proposed meeting of stockholders of the Company and TPC is expected to be furnished to the shareholders of the Company and TPC in June, 1997. This proxy statement/prospectus is expected to solicit the votes of the stockholders of the Company and TPC to approve the TPC Merger. Coss and Arbor, which together own 80.47% of the Company's outstanding Common Stock, intend to vote for the approval of the TPC Merger. In addition, the Company, as the owner of 83% of the outstanding Common Stock of TPC, intends to vote for the approval of the TPC Merger. These votes constitute a sufficient percentage under New York law to approve the TPC Merger on behalf of the shareholders of the Company and TPC.

Consulting Agreement

      On January 3, 1997, Star and the Company entered into a consulting agreement (the "Consulting Agreement") pursuant to which Star agreed that, upon the Company's request, it will render to the Company, by and through such of its officers, employees and agents as Star, in its sole discretion, designates from time to time, consulting services with respect to the management and operation of EFCC. The consulting services to be rendered by Star under the Consulting Agreement consist of those consulting services relating to the management and operation of the Company's Home Care business reasonably requested by the Company. The Company and Star have agreed that Star's role is that of a consultant and advisor to, and not that of a manager of, the Company. Under the Consulting Agreement, Star has no duty or responsibility to manage the affairs of the Company which duty and responsibility remains at all times with the Board of Directors and management of the Company.

      For the consulting services to be rendered by Star, the Company has agreed to pay Star fees in the amount of Twenty-five Thousand Dollars ($25,000) per month, payable (a) $15,000 in arrears on the last day of each month, pro rated for any partial month, and (b) the remaining $10,000 on the earlier to occur of the consummation of the Star Merger or the termination of the Star Merger Agreement.

      The Consulting Agreement will terminate on the earlier of (i) the date on which the Star Merger Agreement shall have been terminated pursuant to the terms thereof other than by reason of the default of the Company thereunder, (ii) the Effective Date of the Management Agreement (as described below) or
(iii) the consummation of the Star Merger; provided, that Star has the right to terminate its obligation to render services under the Consulting Agreement at any time upon forty-five (45) days prior notice to the Company.

Management Agreement

      On January 3, 1997, Star and the Company also entered into a management agreement (the "Management Agreement") pursuant to which Star agreed to act as manager of the Company. The Management Agreement is subject to approval of the Commissioner of the New York State Department of Health (the "Commissioner"). Pursuant to the Management Agreement, Star will have the authority and responsibility to conduct, supervise and effectively manage the day-to-day operation of the Company. In the absence of oral or written direction or written policies of the Board of Directors of the Company, Star will be expected to exercise the reasonable judgment of a management company in its management activities. Star will specifically have responsibility and commensurate authority, subject among other things to the direction of the Board of the Company, to act on its behalf for the following activities: (i) the establishment, maintenance, revision and administration of the overall "charge" structure of the Company pursuant to pertinent regulations, including, but not limited to, patient charges, charges for ancillary services, charges for supplies and special services; (ii) (A) the hiring, discharge, supervision and management of all employees of the Company, including the determination, from time to time, of the numbers and qualifications of employees needed in the various departments and services of the Company, (B) the establishment, revision and administration of wage scales, rates of compensation, employee benefits, rates and conditions of employment, in-service training, attendance at seminars or conferences, staffing schedules, and job and position descriptions with respect to all employees of the Company; (iii) the issuance of bills for services and materials furnished by the Company, and the collection of accounts and monies owed to the Company, including the responsibility to enforce the rights of the Company as creditor under any contract or in connection with the rendering of any service; (iv) the payment of payroll, trade accounts, amounts due on short and long-term indebtedness, taxes and all other obligations of the Company; provided, however, that the responsibility will be limited to the exercise of reasonable diligence and care to apply the funds collected in the operation of the Company to its obligations in a timely and prudent manner, and Star will not become personally liable or act in a guarantor capacity with respect to any obligation of the Company; (v) the establishment and administration of accounting procedures and controls, in accordance with generally accepted accounting principles and the establishment and administration of systems for the development, preparation and safekeeping of records and books of account relating to the business and financial affairs of the Company; (vi) the maintenance of accounts in such banks, savings and loan associations, and other financial institutions as the Board of the Company may, from time to time, select (including certificates of deposit) with such balances therein (which may be interest bearing or non-interest bearing) as Star shall, from time to time, deem appropriate, taking into account the operating needs of the Company and the disbursements from such accounts of such amounts of the Company's funds as Star shall, from time to time, determine is appropriate in the discharge of its responsibilities under the Management Agreement; provided, however, that Star will not, in any case, have any obligation to supply, out of its own funds, working capital for the Company; (vii) the management of all purchases and leases of real property, equipment, supplies and all materials and services which Star deems to be necessary in the operation of the Company; (viii) the evaluation of all quality control aspects of the Company's operation, and the implementation, with approval of the Board of the Company, of quality control programs designed to meet standards imposed by appropriate certifying agencies and to bring about a high standard of health care in accordance with the Company's policies and resources available to the Company.

      Under the Management Agreement, Star will be empowered to negotiate, enter into, terminate and administer on behalf of the Company, contracts for services by medical, paramedical and other persons and organizations.

      Notwithstanding any other provision of the Management Agreement, the Board of the Company retains and Star is prohibited from exercising: (i) direct independent authority to hire or fire Star or a qualified agency administrator of the Company; (ii) independent control of the Company's books and records;
(iii) authority over the disposition of assets and the authority to incur on behalf of the Company liabilities not normally associated with the day-to-day operation of the Company; and (iv) authority for the independent adoption and enforcement of policies affecting the delivery of health care services.

      The Management Agreement will become effective upon the date it is approved by the Commissioner (the "Effective Date"). The Management Agreement may be terminated by the Commissioner, without financial penalty to the Board, not more than sixty (60) days after notification to the parties of a determination that the management of the Company is so deficient that the health and safety of patients would be threatened by continuation of the Management Agreement. The Management Agreement can be terminated by the Company without cause on 60 days' notice and with cause on 14 day's notice. Unless sooner terminated in accordance with the terms of the Management Agreement, or extended or renewed by mutual agreement of the parties thereto, the Management Agreement will remain in effect until the consummation of the Star Merger or December 31, 1998, whichever is sooner.

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

      TPC provides its patients the services of certified home health aides, personal care aides, homemakers and to a lesser extent registered and licensed practical nurses. These individuals are part-time employees of TPC who work for TPC as needed. TPC's roster of active Home Care personnel includes approximately 487 paraprofessionals and 30 nurses.

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

      In a typical Home Care case, TPC's personnel assigned to the case visit the patient on a prescribed schedule to administer the Protocol and to provide other general care to the patient. All Home Care cases are supervised by a nursing supervisor to ascertain whether any problems have arisen in connection with the services. Occasionally the Company acts as a subcontractor for other home care companies, implementing the patient Protocol under the direct supervision of the primary contractor. TPC's nurses and paraprofessionals are in frequent contact with the patient's Health Care Team.

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

ORGANIZATIONAL STRUCTURE

Branch Description

      TPC presently has two operating branches, utilizes space in two of Star's facilities and has a corporate headquarters. The branches are located in New York, New Jersey and Pennsylvania with corporate headquarters located in New York. Each operating branch is licensed by the appropriate state agency for its location. Each operating branch is staffed by a director of nursing, nursing supervisors, a branch director, a personnel manager, staffing coordinator(s) and clerical personnel. TPC conducts its own in house state approved training courses to prepare qualified employees for employment. In addition, TPC maintains a recruiting program to attract qualified personnel to its staff.

Customers

      TPC has four types of customers: public assistance agencies, other third party payers, insurance companies and private pay customers.

      Public assistance agencies, which provided approximately 80 percent, 81 percent and 71 percent of total TPC's revenues in 1996, 1995 and 1994, respectively, are billed directly for Home Care services provided to individuals who have qualified for Medicaid benefits. TPC's business in Nassau County, New York is primarily tied to a single contract between TPC and the Department of Social Services in Nassau County. A substantial portion of TPC's business would be lost should this single contract be terminated. The contract with Nassau County is renewable on an annual basis and has been in existence in excess of ten years. TPC has no reason to believe that this contract will not be renewed in the future, however, there is no assurance that the contract will be renewed; however, if the Star Merger is consummated, TPC's contract with Nassau County will not be renewed because Star already has a contract with the Department of Social Services providing Home Care services in Nassau County. Additional disclosure with regard to the effects of the Star Merger will be forthcoming in the proxy\prospectus relating to the Star Merger, which is expected to be furnished to the Company's and TPC's stockholders in June, 1997.

      In New Jersey, unlike New York, the New Jersey Department of Medicaid will grant a Medicaid contract to any accredited home health care agency. New business is obtained through referrals from physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and the patient's family.

      Other third party payers, such as hospitals and other health care institutions, provided 14 percent, 11 percent and 12 percent of TPC's total revenues, in 1996, 1995 and 1994, respectively. The third party payer subcontracts with TPC for Home Care services. These contracts are generally non-exclusive.

      The insurance segment of TPC's business represented approximately 1 percent, 2 percent and 7 percent of TPC's total revenues in 1996, 1995 and 1994, respectively. This business is dependent upon the insurer's decision to enter into various preferred provider networks ("PPO") and health maintenance organization networks ("HMO"). The insurance segment has become more closely linked to associations with various PPOs and HMOs. Therefore, TPC will have to develop alliances with such networks or risk the loss of business.

      Private pay customers represented approximately 5 percent, 6 percent and 10 percent of TPC's revenues in 1996, 1995 and 1994, respectively. These customers have determined, for a variety of reasons, including ineligibility of public assistance, or insurance benefits, to personally pay for the Home Care services provided by TPC. These customers are referred to TPC from a variety of sources.

      The charts below sets forth: (a) the percent of total TPC's revenues by type of customer; (b) percent of total TPC's revenues by state; and (c) TPC Medicaid revenues as percentages of total state revenues.

Percent of Total TPC Revenues by Type of Customer

                                                         1996     1995     1994
                                                          ---      ---      ---

Medicaid (through public assistance agencies)              80       81%      71%
Other third party payers                                   14       11       12
Insurance                                                   1        2        7
Private pay                                                 5        6       10
                                                          ----     ---      ----
                                                          100%     100%     100%


Percent of Total TPC Revenues by State
                                                       1996      1995      1994
                                                        ---       ---       ---

New York                                                 15        25%       36%
New Jersey                                               84        75        64
Pennsylvania                                              1        NA        NA
                                                        ---       ---       ----
                                                        100%      100%      100%

TPC Medicaid Revenues as Percentages of
Total State Revenues
                                                          1996    1995  1994
                                                          ----    ----  ----

New York                                                   74     82%   84%
New Jersey                                                 81     80    63
Pennsylvania                                               65     NA    NA

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

      Medicaid reimbursement rates in New York and New Jersey are not negotiated by TPC, but are established by the respective states. Recent budgetary pressures at the federal and state governmental level may in the future reduce the allocation of federal and state budgetary dollars appropriated for the Medicaid program. Reductions may have a negative impact on TPC's revenues and profitability. Federal and state budgetary pressures may adversely impact TPC by: (1) reducing the Medicaid reimbursement rates paid by the state; (2) reducing the number of hours that will be reimbursed per case; and (3) reducing the funding of one or more public assistance agencies with which TPC presently does business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Industry Information" and "DESCRIPTION OF BUSINESS - Forward Looking Statements
- Cautionary Factors"

      On July 9, 1996, the State of New Jersey met to discuss the reduction of Medicaid reimbursement rates for the year July 1, 1996 to July 1, 1997. This meeting did not result in material reduction in the Medicaid reimbursement rates for the period July 1, 1996 to July 1, 1997. During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by New York State. The results of this reduction did not have a material adverse effect on the Company's results of operations for the fiscal year ended December 31, 1996. However, if a similar Medicaid reduction is imposed by the State of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operations, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements. The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

      New York State requires approval of the Public Health Council of the New York State Department of Health ("NYPHC") for any change in a "Controlling Person" of an operator of a licensed health care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent TPC or the Company may seek to acquire control of an LHCSA, TPC would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA. NYPHC approval is also required if any entity seeks control of more than 10 percent of the voting securities of the Company or TPC. The NYPHC has approved the change of control that occurred from the acquisition by Coss of approximately 66 percent of the Company's common stock and the change of control which occurred when Arbor acquired 40 percent of the Company's common stock. An application has been filed to approve Star's control over the Company pursuant to the Star Merger Agreement and approval on that application is pending.

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

      Applicable federal and state "anti-kickback" regulations in general provide that TPC may not make certain payments in order to receive referrals of patients. The Company believes that it and TPC are in compliance with both state and Federal "anti-kickback" regulations.

Competitive Conditions

      TPC's health care operations face competition in recruiting qualified health care personnel, securing customers and providing services, from numerous proprietary health care agencies and not-for-profit organizations, many of which are substantially larger and better financed than TPC.

      In New York, TPC has an annual contract with the Department of Social Services in Nassau County representing approximately 21 percent of TPC's total revenue in 1995 and 11 percent of TPC's total revenue in 1996. This type of contract was awarded to approximately sixty home health care agencies, and currently, no additional agencies are permitted to bid on this contract. Cases are referred to agencies on a rotating basis. TPC is at a competitive disadvantage in other locations in New York State, since TPC does not have Medicaid contracts in areas other than Nassau County.

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

Marketing and Sales

      TPC currently markets its health care personnel and services in Nassau and Queens counties in New York, in the eastern and northern counties in New Jersey and in Allentown, Pennsylvania. TPC's services are marketed by a team of professionals headed by a Regional Director, in each state. All of TPC's services are promoted through print and yellow page advertising, brochures, direct mail and visual presentations through field sales calls. Targeted clients are hospitals, nursing homes, retirement centers, social service agencies, senior citizen centers and other home care companies for sub-contract referrals. TPC's representatives maintain telephonic contact not only to maintain a relationship with existing referral sources, but also to establish new sources and markets. TPC's staff attend health care sponsored seminars and various trade shows and exhibitions.

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

Employees

      The Company currently has approximately 557 active employees, 40 of which are full-time employees. TPC has no union contracts with any of its employees and believes that its relationship with its employees is good. TPC pays its employees at rates that it believes are competitive.

      The Company is not aware of any current efforts to unionize in any of its branches. If such an effort were made, it is uncertain if same would be successful and if successful whether it would have a material effect upon the Company's operations or financial condition.

Forward Looking Statements - Cautionary Factors

      Except for the historical information and statements contained in this Report, certain matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized below.

      Health Care Reform. As a result of the escalation of health care costs and the inability of many individuals and employers to obtain affordable health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures, and other proposals are being considered, relating to health care reform. Such proposals have included, among other things, provision of universal access to health care, reforming the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, and methods to control or reduce public and private spending on health care. The ultimate timing or the effect of such reforms may have on the Company cannot be predicted and no assurance can be given that any such reforms will not have a material adverse effect on the Company's revenues and/or earnings. Short-term cost containment initiatives may vary substantially from long-term reforms and may have a material adverse effect on the Company.

      Regulatory Environment. The Company's business is subject to substantial regulation by state and local authorities. These regulations can cause significant time delays, as well as additional costs, as the Company must comply with state eligibility standards for licensing and/or accreditation as a Home Care provider. The imposition of more stringent regulatory requirements or the denial, revocation, or suspension of any license or accreditation necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations.

      Medicaid reimbursement rates in New York and New Jersey are not negotiated by TPC, but are established by the respective states. Recent budgetary pressures at the federal and state governmental level may in the future reduce the allocation of federal and state budgetary dollars appropriated for the Medicaid program. Reductions may have a negative impact on TPC's revenues and profitability. Federal and state budgetary pressures may adversely impact TPC by: (1) reducing the Medicaid reimbursement rates paid by the state; (2) reducing the number of hours that will be reimbursed per case; and (3) reducing the funding of one or more public assistance agencies with which TPC presently does business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Industry Information.

      On July 9, 1996, the State of New Jersey met to discuss the reduction of Medicaid reimbursement rates for the year July 1, 1996 to July 1, 1997. This meeting did not result in material reduction in the Medicaid reimbursement rates for the period July 1, 1996 to July 1, 1997. During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by New York State. The results of this reduction did not have a material adverse effect on the Company's results of operations for the fiscal year ended December 31, 1996. However, if a similar Medicaid reduction is imposed by the State of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operations, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements. The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

      Securities Filings. Since filing its petition for bankruptcy in 1986, until the filing of its Form 10-KSB for period ending December 31, 1995 (the "1995 10-KSB") the Company had not filed any required reports under the Securities Exchange Act of 1934 (the "Exchange Act"). The last such report filed was the Company's Form 10-K for the fiscal year ended December 31, 1985. During the years while in bankruptcy, the Company did not possess adequate financial and staffing resources to produce audited financial statements and other reports as required by the Exchange Act. The Company has filed all reports required under the Exchange Act commencing with its 1995 10-KSB.

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

      Competition. The home health care and temporary health care personnel placement markets are highly fragmented and significant competitors are often localized in particular geographic markets. Some of the entities with which the Company competes have substantially greater financial and other resources than the Company. Accordingly, the Company may be unable to successfully compete in this environment. In New York, the Company has an annual contract with the Department of Social Services in Nassau County representing approximately 11 percent of the Company's total revenue in 1996. This type of contract was awarded to approximately sixty home health care agencies, and currently, no additional agencies are permitted to bid on this contract. Cases are referred to agencies on a rotating basis. The Company is at a competitive disadvantage in other locations in New York State, since the Company does not have Medicaid contracts in areas other than Nassau County.

      In New Jersey, unlike New York, the New Jersey Department of Medicaid will grant Medicaid contracts to any accredited home health care agency. Each branch office of EFCC has a contract with the New Jersey Department of Medicaid for billing and administrative purposes. For New Jersey, new business is dependent on referrals through physicians, county medical services, community organizations, hospital social service workers, nurses, insurance companies and the patient's family. Consequently, all of EFCC's New Jersey business is subject to numerous competitive factors. EFCC believes that prompt service, price (excluding Medicaid which by virtue of fixed reimbursement rates cannot be a differentiating factor), quality of service and the range of services offered are the principal factors which enable it to compete effectively in the New Jersey market.

      Shortage of Qualified Personnel. The Company's business is dependent in large part upon its ability to recruit and retain qualified personnel to fill positions in a timely manner. The Company faces intense competition from other companies in recruiting such qualified health care personnel for its Home Care and temporary placement operations. The Company's growth may depend, to a significant degree, on its ability to continue to recruit and retain such qualified health care personnel. There can be no assurance that such qualified health care personnel will continue to be available to the Company in the future. If the Company were unable to attract or retain such qualified health care personnel, such inability would have a material adverse effect on the business of the Company.

      Third Party Payors. A significant portion of the Company's revenues are generated by third party payors. Such payments are subject to audit and adjustment, including retroactive adjustment. During the fiscal years 1994, 1995 and 1996, such adjustments have been insignificant. In the event that future audits result in adjustments that are not insignificant, then such adjustments could have a material adverse effect on the Company.

      Possible Need For Additional Financing. The Company does not currently have the benefit of a substantial amount of the $1.3 million in capital provided by Arbor due to the payment of the special dividend of $750,000 in January 1997. See "DESCRIPTION OF BUSINESS - Background" and see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." If the Company's business expands, significant additional financing may be required. If the Company were unable to secure such financing on terms deemed favorable by management, such inability would have a material adverse effect on the Company's financial condition, including its ability to meet certain of its obligations as they come due. If the Star Merger is consummated, the Company's capital requirements would be provided by Star.

      Possible Adverse Impact if Star Merger is not Consummated. Certain of TPC's operations have been integrated with Star in furtherance of the Star Merger Agreement. If, for any reason, the Star Merger were not to occur, reversing these steps would be costly, time-consuming and may not be completely effective in returning EFCC to the status of its operations prior to entering into the Star Merger Agreement and may have a material adverse effect on EFCC.


Item 2. Description of Property
        -----------------------
      The Company's corporate office is located in Carle Place, New York. The lease expires on November 30, 2000. The Company leases 2,060 gross square feet at an annual rental of $39,140, with annual escalations of 12%.

      TPC's New York branch is located in Hempstead, New York. The space consists of 1,688 square feet for a rental period expiring on July 31, 2000 at an annual rental of $20,286. Employees of the Hempstead office were integrated into Star's Hicksville office during the first quarter of 1997.

      TPC leases space for three locations in New Jersey.

      The East Orange, New Jersey branch office occupies approximately 2,250 square feet. The lease term runs from March 1, 1996 through February 28, 2001 at an annual rental of $29,400. The East Orange office's employees were integrated into Star's South Orange, New Jersey office in the first quarter of 1997.

      The Hackensack, New Jersey branch office occupies approximately 2,000 square feet at an annual rental of $27,600, pursuant to a lease that expires on February 28, 2000. The employees of the Hackensack office were integrated into EFCC's Clifton, New Jersey office in the first quarter of 1997.

      The Clifton, New Jersey location serves as the New Jersey Regional Office. This location occupies approximately 3,500 square feet with an annual rental of $61,250. The lease term expires January 31, 2006. The Patterson, New Jersey satellite office was integrated into the Clifton Regional Office during April, 1997.

      TPC operates one office in Allentown, Pennsylvania. This office occupies 1,360 square feet. The base term runs from June 1, 1996 to June 30, 1999 at an annual rental of $22,576, plus 2.7% of total operating expense.


Item 3. Legal Proceedings
        -----------------

Bankruptcy Proceedings

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

      As noted above, COSS received 12,749,658 shares of newly issued common stock, representing, at that time, 66 percent of the Company's outstanding common stock for a $250,000 cash investment.

      A Final Decree was issued on January 13, 1995 confirming that the Plan has been consummated permitting the Company and TPC to emerge from bankruptcy proceedings.

                                                      PART II


Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------
(a) Market Information
    ------------------
    The Common Stock of the Company has traded in the over-the-counter market since November 1980. Prices for the Company's common stock are quoted under the symbol "CXCS" on the NASDAQ OTC Bulletin Board and on the "pink sheets" published by the National Quotation Bureau located in Cedar Grove, New Jersey.

    The high and low bid quotations for the common stock for each quarter of 1995 and 1996 are shown below. These quotations were supplied by National Quotation Bureau, Inc. The prices reported reflect inter-dealer quotations that may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                   Bid Prices ($)
    1996                         High           Low
    ----                         ------------------

    First Quarter                $.437          $.250
    Second Quarter                .500           .187
    Third Quarter                 .250           .125
    Fourth Quarter                .156           .040


                                   Bid Prices ($)
    1995                         High           Low
    ----                         ------------------

    First Quarter                $.125          $.031
    Second Quarter                .250           .063
    Third Quarter                 .250           .063
    Fourth Quarter                .375           .063



(b) Holders
    -------
    There are 1,281 holders of record of the Company's common stock as of April 8, 1997.

(c) Dividends
    ---------
    On January 21, 1997, pursuant to the Star Merger Agreement, the Company paid a special cash dividend of $750,000 to its stockholders of record on January 13, 1997. Otherwise, the Company has not paid dividends on its common equity in the past two fiscal years.


Item 6. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------
      The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the audited consolidated financial statements and related notes contained elsewhere in this filing.

Overview

      TPC's   revenues  are  derived  from   providing  Home  Care  services  to
individuals, in New York and New Jersey, through various contracts with government agencies (under the Medicaid program) and to a lesser extent hospitals, insurance companies, private pay and other third party payers.

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

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net Patient Service Revenue: Net patient service revenue increased $1,561,372 or 21% to $8,929,330 for the year ended December 31, 1996 from $7,367,958 for the year ended December 31, 1995. The addition of three new branches in 1996 increased net patient service revenue by $1,358,545 or 18%. The balance of the net increase in net patient service revenue resulted from (a) one branch location which opened in August 1995 and, therefore, generated a full year revenue in 1996 compared to four months of revenue in 1995; partially offset by
(b) an overall decrease in pre-existing branch net patient service revenue. The decrease in pre-existing branch net patient service revenue was mainly due to an overall general decrease in authorized Medicaid reimbursable costs by New York State (see "Forward Looking Statements - Cautionary Factors").

Cost of Services: Cost of services increased $937,358 or 20% to $5,643,554 for 1996 from $4,706,196 for 1995. The increase in cost of services is primarily due to increases in field staff payroll cost resulting from a 21% increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1,064,337 or 50% to $3,192,769 for 1996 from $2,128,432 for 1995. Selling, general and administrative expenses as a percentage of net revenues increased to 36% for 1996 from 29% for 1995. This increase is due to (a) higher administrative salaries, marketing and facility expenses associated with the additional branch locations and the increase in case volume; (b) the Company's investment in its corporate infrastructure; and
(c) increased professional fees due to the Company's commitment to resume filing the reports required under the Securities Exchange Act of 1934.

Provision For Income taxes: Provision for income taxes decreased by $154,000 or 74% to $55,000 for the year ended December 31, 1996 from $209,000 for the year ended December 31, 1995. The decrease is primarily due to a $403,645 or

84% decrease in pre-tax income and partially offset by an increase in the Company's effective tax rate from 1995 to 1996.

  Liquidity and Capital Resources

      The nature of the Company's business requires weekly payments of wages to its personnel at the time they render services, while it receives payments for services rendered over an extended period of time (30 to 90 days). At December 31, 1996 and December 31, 1995, the Company's accounts receivable balances were $1,066,277 and $895,131, respectively. During 1996 and 1995, TPC's days sales in accounts receivable was approximately 47 days and 49 days, respectively.

      At December 31, 1996, the Company had working capital of $1,527,503. Historically, the Company's cash requirements have been met internally from operations. The Company currently has no outstanding bank debt nor does it have any agreements for a line of credit.

      The Company's working capital was reduced on January 21, 1997 as a result of the payment of a special dividend in the amount of $750,000. The Company's working capital should be sufficient to fund existing operations for the next 12 months, but will not be sufficient to fund expanded activities if the Star Merger is not consummated. If the Star Merger is consummated, the Company's capital requirements would be provided by Star.

      In 1996, the Company used cash for operating activities of $457,092 and in 1995, the Company generated cash from operating activities of $555,433, respectively. The change in cash generated from operating activities in 1995 and cash used for operations in 1996 was a result of decreased income from operations, increased professional fees related to the anticipated Star Merger, increased accounts receivable due to increased revenues and the settlement of a pre-petition payroll tax claim by the IRS.

      During 1996, the Company invested $122,979 in property and equipment primarily for purchases of computers, telecommunication equipment and furniture and equipment associated with the Company's three new branch locations, including a regional office in Clifton, New Jersey, as well as increased purchases of computer equipment throughout the Company. During 1995 the Company invested $57,373 in property and equipment primarily for purchases of computers, telecommunication equipment, and furniture and equipment associated with the Company's two new branch locations.

      In 1996, the Company was provided cash through financing activities of $1,134,701 and in 1995, the Company used cash in financing activities of $83,687. The change in cash used in financing activities in 1995 and cash provided by financing activities in 1996 was primarily due to the $1,250,000 net cash proceeds received by the Company in 1996 from the exercise of the Arbor stock options. In 1995, the Company used cash to pay down $83,687 in various loan and capital lease obligations.

Inflation and Seasonality

      Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future Medicaid reimbursement will keep pace with inflation.

    The Company's business is generally not subject to seasonal trends.

Item 7. Financial Statements.
        ---------------------
      The Company's financial statements and schedules appear at the end of this Report.


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

      The decision to change accountants was recommended and approved by the Company's Board of Directors.


                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.
        -------------------------------------------------------------
      The directors and executive officers of the Company and TPC are as follows:


      Name                      Age                                         Position
      ----                      ---                                         --------

                                                  EFCC                                        TPC
                                                  ----                                        ---

Mary Ann Page                   55                Former Chief Executive                      Former President/
                                                  Officer/Former Vice-President/              Former Director
                                                  Former Director

Patricia Cantalupo              37                Former Vice-President/                      Former Vice President/
                                                  Former Director                             Former Secretary

Peter P. Jackson                46                None                                        Former Chief Executive
                                                                                              Officer of TPC

Paul Elenio                     30                Director/Former Vice                        Director
                                                  President/Former Controller/
                                                  Former Principal Financial
                                                  Officer

Robert Kohlmeyer                42                Secretary/Treasurer/                        Secretary/Treasurer/
                                                  Director/                                   Director








Steven Gorenstein               53               Former President/Former                      None
                                                 Chief Executive Officer/
                                                 Former Director

Joseph Heller                   33               Vice President/Acting Chief
                                                 Executive Officer/Principal                  Director
                                                 Financial Officer/
                                                 Controller/Director


Mary Ann Page

      Ms. Page was Acting Chief Executive Officer since January 1996; Vice President and Director of the Company since June 1994. Ms. Page was also President and a Director of TPC. From 1991 to 1993, Ms. Page held the position of Director of Training for Health Force, a national home health care agency, where she was responsible for training new franchisees in all aspects of home care personnel services. From 1988 to 1991, she held the position of Director of Franchising for Winston Franchising Corp. Ms. Page's employment with the Company and TPC ended on March 31, 1997. Ms. Page resigned as a director in April, 1997.

Patricia Cantalupo

      Vice President and Director since 1992. Dr. Cantalupo is also a Vice President and Secretary of TPC. Dr. Cantalupo has been the principal owner of Cantalupo Chiropractic Associates, a full service multi-disciplinary Chiropractic Health Care Facility, since 1985. Dr. Cantalupo resigned from all positions with the Company and TPC in August, 1996.

Peter P. Jackson

      Mr. Jackson's employment with the Company and TPC ended in August, 1996. Mr. Jackson had been Managing Director of Business Development since January 1996. Mr. Jackson was Chief Executive Officer of TPC from July 1993 to December 1995.

Paul Elenio

      Director of the Company and TPC since September, 1996. Mr. Elenio was Vice President and Controller of the Company since January 1996, but resigned from this position in January, 1997. From 1993 to 1995 Mr. Elenio held the position of Financial Reporting and Tax Supervisor for BankAmerica Mortgage, FSB, formally Arbor National Mortgage, Inc., a mortgage banking company which originated, sold and serviced residential and commercial mortgages. From 1991 to 1993, Mr. Elenio held the position of Senior Accountant for Arbor National Mortgage, Inc.

Robert Kohlmeyer

      Secretary, Treasurer and Director of the Company since 1992. Mr. Kohlmeyer is also Secretary/Treasurer and a Director of TPC. Mr. Kohlmeyer has been President and Chief Operating Officer of CRK Contracting, a regional large scale electrical contracting company, since 1987.

Steve Gorenstein

      President, Chief Executive Officer and Director of the Company since 1992. Mr. Gorenstein resigned as an officer and director in January 1996.

From 1991 to present, Mr. Gorenstein has been President of Career Placements, Inc., a temporary employment agency.

Joseph Heller

      Mr. Heller was appointed Vice President of the Company in March, 1996, principal financial officer and controller in January, 1997, and acting Chief Executive Officer in April, 1997. Mr. Heller has been a director of the Company and TPC since September, 1996. From August 1995 to the present, Mr. Heller also has been a Vice President of Arbor Home HealthCare Holding, LLC, a holding company which owns 40% of the currently outstanding shares of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." From June 1995 to the present, Mr. Heller also has been Vice President of Corporate Planning for Arbor Management, LLC. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." From 1991 to May 1995, Mr. Heller has held the positions of Vice President of Financial Analysis and Budgeting and Director of Shareholder Relations for Arbor National Mortgage, Inc. and its successor. From 1990 to 1991, Mr. Heller was an Acquisition Associate for WinStar Services, Inc., a merchant and investment banking firm. From 1987 to 1990, Mr. Heller was a Senior Analyst for Morgan Stanley & Co., a leading investment banking firm, and from 1985 to 1987, Mr. Heller was a Senior Accountant for Ernst & Young, LLP, an international accounting and consulting firm. Mr. Heller is a Certified Public Accountant; in 1991, he received a Masters degree in Business Administration from Fordham University.


Item 10.       EXECUTIVE COMPENSATION
               ----------------------

Summary Compensation Table

                                            SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                                -------------------
(a)                                      (b)      (c)              (d)               (e)

Name and
Principal                                                                            Other
Position                                 Year     Salary($)        Bonus($)          Compensation($)
----------------------------------------------------------------------------------------------------

Steve Gorenstein                          1996     $0              $0               $0
Chief Executive Officer                   1995     $0              $0               $0
President and Director


Mary Ann Page                             1996     $88,609         $5,000           $0
Acting Chief Executive                    1995     $82,210         $6,250           $0
Officer


      No officer of the Company or TPC received compensation in excess of $100,000 from 1995 - 1996. All compensation specified above is paid by TPC for services rendered to TPC. Members of the Board of Directors received no compensation of any kind for services provided as a director.

      There are no employment agreements with any officer or director of the Company or TPC.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          --------------------------------------------------
(a)   Security Ownership of certain beneficial owners.

      The following sets forth the holdings of any person known by the issuer to be the beneficial owner of more than five percent of the Company's Common Stock:

                                                          Amount and Nature
                       Name and Address of                of Beneficial                       Percent
Title of Class         Beneficial Owner                   Ownership                           of Class
------------------------------------------------------------------------------------------------------


Common Stock           Coss Holding Corp.                 12,749,658                          39.84
                       1 Old Country Road
                       Suite 335
                       Carle Place, NY 11514

Common Stock           Arbor Home HealthCare              25,749,658 (1)                      80.47
                       Holding, LLC
                       333 Earle Ovington Blvd.
                       Uniondale, NY 11553

Common Stock           Ivan Kaufman                       25,749,658 (1)(2)                   80.47
                       c/o Arbor Home
                       HealthCare Holding, LLC
                       333 Earle Ovington Blvd.
                       Uniondale, NY 11553
---------------------------------------

(1) Includes 13 million shares owned directly and also includes voting power over 12,749,658 shares owned by Coss Holding Corp. pursuant to a voting trust. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(2) Ivan Kaufman owns a 99 percent interest in Arbor Home HealthCare Holding LLC. and is its controlling member.


      The following sets forth the holdings of all of the Company's directors, executive officers and director nominees, as well as all directors and officers as a group:



                       Name and                                    Amount and
                       Address of                                  Nature of
    Title              Beneficial                                  Beneficial                 Percent
    of Class           Owner                                       Ownership                  of Class
    --------------------------------------------------------------------------------------------------

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

    Common Stock       All directors and                         110,000                      *
                       executive officers
                       as a group

-------------------------------------

*Less than 1%

(1) Owned by son, Steven Jackson. Peter Jackson disclaims beneficial ownership of these shares.

(c)   Changes in control


      Coss has placed all of its 12,749,658 shares of the Company's Common Stock (the "Coss Shares"), representing approximately 40 percent of the currently
outstanding  Company Common Stock,  in a voting trust.  Arbor  has   the right
under this voting trust to direct the voting of all of the Coss Shares and to nominate a majority of the Company's Board of Directors. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

      In addition, pursuant to a certain Amended and Restated Option Agreement (the "Option Agreement"), dated as of October 31, 1995, by and among Arbor, Coss, Coss' shareholders, the Company, and TPC, Arbor acquired from the Company an option to purchase up to 13 million shares of the Company's Common Stock. This option has been exercised in full. Thus, Arbor has beneficial ownership and voting rights to 80.47 percent of the outstanding Common Stock of the Company. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)


Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------
      Pursuant to the Option Agreement, Arbor acquired from the Company an option to purchase up to 13 million shares of the Company's Common Stock as follows: (a) Arbor had an irrevocable option (the "First Option") to purchase, by June 21, 1996 (which date was extended to August 21, 1996), 6.5 million shares of the Company's Common Stock at an exercise price of $.10 per share; (b) subject to Arbor's timely exercise of the First Option and the issuance of the shares of Common Stock pursuant to such exercise, Arbor was given the option (the "Second Option") to purchase, by November 1, 1996, up to an additional 6.5 million shares of the Company's Common Stock at an exercise price of $.10 per share. The First and Second Options were subject to adjustment in the event of stock splits and similar events.

      On August 21, 1996, Arbor exercised the First Option by delivering to the Company a notice of exercise of the First Option and by depositing $650,000 in escrow, to be released to the Company upon approval of an amendment to the Company's Certificate of Incorporation providing sufficient authorized capital to exercise the First and Second Option. This approval occurred at the Company's annual meeting on September 25, 1996 and the required amendment was filed in October, 1996. On October 31, 1996, Arbor exercised the Second Option by delivering to the Company a notice of exercise of the Second Option and by paying $650,000 to the Company.

      The Option Agreement also provides that Arbor's consent shall be required before certain actions may be taken by Coss, its shareholders, the Company and TPC. These remaining obligations of the Option Agreement will terminate upon the consummation of the Star Merger.

      Coss has placed all of its remaining 12,749,658 shares of the Company's Common Stock (the "Coss Shares"), representing approximately 40 percent of the currently outstanding Company Common Stock, in a voting trust. Arbor has the right under this voting trust to direct the voting of all of the Coss Shares. In addition, under certain circumstances, the trustee of the voting trust is required to observe certain restrictions in the event Coss wishes to effect a sale, transfer or encumbrance of the Coss Shares. Coss will retain all economic rights in the Coss Shares, including, but not limited to, its right to dividends. This Voting Trust Agreement will also terminate upon consummation of the Star Merger.

      Pursuant to a Registration Rights and Conditional Put Option Agreement (the "Registration Rights Agreement"), dated as of October 31, 1995, between Coss and the Company, the Company has agreed to register the Coss Shares for resale under the Securities Act, upon the written demand of Coss made at any time commencing one year after the date on which the Company's Common Stock is listed on the Nasdaq Stock Market (whether as a SmallCap Market security or a National Market System security, or any equivalent or successor of the foregoing). Pursuant to the Registration Rights Agreement, the Company will be obligated to file up to three registration statements over a three-year period, with one-third of the Coss Shares (subject to certain adjustments) to be registered in each year of such three year period. Notwithstanding the foregoing, the Company has the right to reject the demand by Coss, following which Coss may require that the Company redeem the Coss Shares at a price equal to 75 percent of the average bid price in effect during the thirty trading days prior to the demand for registration. Upon the Company's rejection of the demand, Coss, at its option, may sell the Coss Shares to a party other than the Company, subject to the Company's right of first refusal on such sale. Arbor has the right to purchase the Coss Shares in lieu of the Company on the same terms and conditions granted the Company as described in the two preceding sentences. In addition, Coss has been granted certain registration rights in the event the Company shall register any shares for sale under the Securities Act. In the event the Star Merger occurs, neither the Company nor Arbor will have any further obligations under the Registration Rights Agreement.

       On October 31, 1995, the Company entered into a two year Financial Services Agreement with Arbor Management, LLC ("Arbor Mgt."), in which Ivan Kaufman owns a 99% interest. This Agreement requires Arbor Mgt. to provide consulting services in the areas of finance, information systems, accounting and marketing. Arbor Mgt. receives a fee of $7,500 per month for these services. This agreement is subject to early termination upon the earlier of (i) the listing of the Company's Common Stock on the NASDAQ Stock Market or (ii) upon the completion of the Star Merger.

      On January 3, 1997, the Company, Merger Sub and Star entered into the Star Merger Agreement, pursuant to which, among other things, (i) Star will acquire 100% of the outstanding common stock of the Company; and (ii) the Company will be merged with and into Merger Sub and thereupon the separate existence of the Company shall cease and Merger Sub, as the Surviving Corporation, shall continue to exist.

      Under the terms of the Star Merger Agreement, the holders of all of the outstanding shares of the Company's common stock, after giving effect to the TPC Merger, will receive consideration of $2.4 million in cash, or approximately 6.4 cents per share, and $4.85 million in Star common stock, or approximately 12.9 cents per share, for total consideration of $7.25 million, or approximately 19.3 cents per share, or at Star's option, all cash consideration of 19.3 cents per share. As part of the Star Merger Agreement, on January 21, 1997, the
Company paid a special cash dividend of $750,000, or 2.3 cents per share, to its shareholders of record on January 13, 1997.. It is anticipated that the Star Merger will be treated as a tax-free reorganization for federal income tax purposes to the extent of Star common stock received by the Registrant's shareholders.

      The Star Merger is expected to be completed by August of 1997, subject to certain conditions set forth in the Star Merger Agreement, including, but not limited to, approval by certain state regulatory boards and by the shareholders of each of Star and the Company, and consummation of the TPC Merger. In addition, either Star or the Company may terminate the Star Merger Agreement under certain circumstances, as set forth in the Star Merger Agreement.
Coss and Arbor, which together will own 68% of the outstanding shares of the Company after giving effect to the TPC Merger (see below), will vote for the approval of the Star Merger. This percentage is sufficient under New York law to approve the Star Merger on behalf of the Company's shareholders. To the Company's knowledge, sufficient votes to approve the Star Merger on behalf of the Star shareholders have not yet committed to such approval. However, the Company has received the proxy of Stephen Sternbach, President and Chairman of Star, to vote all of the shares beneficially owned by him, currently constituting 20.77% of Star's outstanding shares, in favor of the Star Merger.

      The above figures give effect to the TPC Merger, which is expected to occur, subject to approval by the shareholders of the Company and TPC, prior to the Star Merger. The TPC Merger will not be conditioned upon the completion of the Star Merger, but is subject to various other conditions, including declaration of effectiveness by the SEC of a registration statement with respect to the Company's shares to be issued in the TPC Merger. The Star Merger is conditioned upon, among other things, the completion of the TPC Merger.

      Pursuant to the TPC Merger Agreement, all shareholders of TPC, other than the Company, will receive 18.745545 shares of the Company's Common Stock in exchange for each share of TPC they own. Stock certificates previously issued to TPC shareholders do not give effect to a 1:4 reverse stock split which occurred in 1985. Thus, shareholders of TPC actually own only one share of the Common Stock for every four shares for which they possess a share certificate for TPC Common Stock. TPC shares owned by the Company will be cancelled as a result of the TPC Merger and no shares of the Company will be issued in respect thereof. A proxy statement/prospectus relating to a proposed meeting of stockholders of the Company and TPC is expected to be furnished in June, 1997. This proxy statement/prospectus is expected to solicit the votes of the stockholders of the Company and TPC to approve the TPC Merger. Coss and Arbor, which together own 80.47% shares of the Company, intend to vote for the approval of the TPC Merger. In addition, the Company, as the owner of 83% of the outstanding shares of TPC, intend to vote for the approval of the TPC Merger. These votes constitute a sufficient percentage under New York law to approve and adopt the TPC Merger on behalf of the shareholders of the Company and TPC.

Consulting Agreement

      On January 3, 1997, Star and the Company entered into the Consulting Agreement pursuant to which Star agreed that, upon the Company's request, it will render to the Company, by and through such of its officers, employees and agents as Star, in its sole discretion, designates from time to time, consulting services with respect to the management and operation of the Company. The consulting services to be rendered by Star under the Consulting Agreement consist of those consulting services relating to the management and operation of the Company's healthcare business reasonably requested by the Company. The
Company and Star have agreed that Star's role is that of a consultant and advisor to, and not that of a manager of, the Company. Under the Consulting Agreement, Star has no duty or responsibility to manage the affairs of the Company which duty and responsibility remains at all times with the Board of Directors and management of the Company.

      For the consulting services to be rendered by Star, the Company has agreed to pay Star fees in the amount of Twenty-five Thousand Dollars ($25,000) per month, payable (a) $15,000 in arrears on the last day of each month, pro rated for any partial month, and (b) the remaining $10,000 on the earlier to occur of the consummation of the Star Merger or the termination of the Star Merger Agreement.

      The Consulting Agreement will terminate on the earlier of (i) the date on which the Star Merger Agreement shall have been terminated pursuant to the terms thereof other than by reason of the default of the Company thereunder, (ii) the Effective Date of the Management Agreement or (iii) the consummation of the Star Merger provided, that Star has the right to terminate its obligation to render services under the Consulting Agreement at any time upon forty-five (45) days prior notice to the Company.

Management Agreement

      On January 3, 1997, Star and the Company also entered into the Management Agreement pursuant to which Star agreed to act as manager of the Company. The Management Agreement is subject to approval of the Commissioner of the New York State Department of Health (the "Commissioner"). Pursuant to the Management Agreement, Star will have the authority and responsibility to conduct, supervise and effectively manage the day-to-day operation of the Company. In the absence of oral or written direction or written policies of the Board of Directors of the Company, Star will be expected to exercise the reasonable judgment of a management company in its management activities. Star will specifically have responsibility and commensurate authority, subject among other things to the direction of the Board of the Company, to act on its behalf for the following activities: (i) the establishment, maintenance, revision and administration of the overall charge structure of the Company pursuant to pertinent regulations, including, but not limited to, patient charges, charges for ancillary services, charges for supplies and special services; (ii) (A) the hiring, discharge, supervision and management of all employees of the Company, including the determination, from time to time, of the numbers and qualifications of employees needed in the various departments and services of the Company, (B) the establishment, revision and administration of wage scales, rates of compensation, employee benefits, rates and conditions of employment, in-service training, attendance at seminars or conferences, staffing schedules, and job and position descriptions with respect to all employees of the Company; (iii) the issuance of bills for services and materials furnished by the Company, and the collection of accounts and monies owed to the Company, including the responsibility to enforce the rights of the Company as creditor under any contract or in connection with the rendering of any service; (iv) the payment of payroll, trade accounts, amounts due on short and long-term indebtedness, taxes and all other obligations of the Company; provided, however, that the responsibility will be limited to the exercise of reasonable diligence and care to apply the funds collected in the operation of the Company to its obligations in a timely and prudent manner, and Star will not become personally liable or act in a guarantor capacity with respect to any obligation of the Company; (v) the establishment and administration of accounting procedures and controls, in accordance with generally accepted accounting principles and the establishment and administration of systems for the development, preparation and safekeeping of records and books of account relating to the business and financial affairs of the Company; (vi) the maintenance of accounts in such banks, savings and loan associations, and other financial institutions are the Board of the Company may, from time to time, select (including certificates of deposit) with such balances therein (which may be interest bearing or non-interest bearing) as Star shall, from time to time, deem appropriate, taking into account the operating needs of the Company and the disbursements from such accounts of such amounts of the Company's funds as Star shall, from time to time, determine is appropriate in the discharge of its responsibilities under the Management Agreement; provided, however, that Star will not, in any case, have any obligation to supply, out of its own funds, working capital for the Company; (vii) the management of all purchases and leases of real property, equipment, supplies and all materials and services which Star deems to be necessary in the operation of the Company; (viii) the evaluation of all quality control aspects of the Company's operation, and the implementation, with approval of the Board of the Company, of quality control programs designed to meet standards imposed by appropriate certifying agencies and to bring about a high standard of health care in accordance with Board of the Company's policies and resources available to the Company.

      Under the Management Agreement, Star will be empowered to negotiate, enter into, terminate and administer on behalf of the Company, contracts for services by medical, paramedical and other persons and organizations.

      Notwithstanding any other provision of the Management Agreement, the Board of the Company retains and Star is prohibited from exercising: (i) direct independent authority to hire or fire Star or a qualified agency administrator of the Company; (ii) independent control of the Company's books and records;
(iii) authority over the disposition of assets and the authority to incur on behalf of the Company liabilities not normally associated with the day-to-day operation of the Company; and (iv) authority for the independent adoption and enforcement of policies affecting the delivery of health care services.

      The Management Agreement will become effective upon the date it is approved by the Commissioner (the "Effective Date"). The Management Agreement may be terminated by the Commissioner, without financial penalty to the Board, not more than sixty (60) days after notification to the parties of a determination that the management of the Company is so deficient that the health and safety of patients would be threatened by continuation of the Management Agreement. The Management Agreement can be terminated by the Company without cause on 60 days' notice and with cause on 14 day's notice. Unless sooner terminated in accordance with the terms of the Management Agreement, or extended or renewed by mutual agreement of the parties thereto, the Management Agreement will remain in effect until the consummation of the Star Merger or December 31, 1998, whichever is sooner.


                                              SECTION 16 REQUIREMENTS

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

      Based solely on its review of the copies of such reports received by it with respect to fiscal 1996, or written representations from certain reporting persons, the Company believes that all filing requirements in 1996 applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been timely complied with.


                                                      EXPERTS

      The consolidated financial statements of Extended Family Care Corporation and subsidiaries as of December 31, 1995 and 1996 and for each of the years in the two-year period ended December 31, 1996 included in this Report have been audited by Carpenter & Onorato, P.C., independent certified public accountants, as set forth in their report appearing elsewhere herein, and are included in reliance upon such report given upon the authority of said firm as experts in accounting and auditing.


Item 13.     Exhibits and Reports on Form 8-K.
             ---------------------------------


(a) Exhibits                                                                            Page
    --------                                                                            ----

2.1   Agreement and Plan of Merger, dated as of January 3, 1997 among Star,
      Merger Sub and the Company, dated as of January 3, 1997. (6)

2.2   Plan and  Agreement of Merger  between TPC and the Company dated March 18,
      1997.                                                                             50

3.1   Amended and Restated Articles of Incorporation. (1)

3.2   By-Laws. (2)

3.3   Amendment No.1 to By-Laws dated October 1, 1996.                                  62

10.1  Amended and Restated Option Agreement by and among the Company, Arbor
      Home Healthcare Holding, LLC ("Arbor"), COSS Holding Corp. ("COSS"), TPC
      Home Care Services, Inc.("TPC"), et al., dated October 26, 1995. (3)

10.2  Registration Rights and Conditional Put Option between the Company and
      COSS dated October 26, 1995. (3)

10.3  Financial Services Agreement between the Company and Arbor Management,
      LLC, dated October 26, 1995. (2)







10.4  Lease dated March 1, 1996 between the Company and Hawke Associates for
      TPC's Elizabeth, New Jersey office. (2)

10.5  Approval issued by the New York State Public Health Council of
      Application No. 9586 submitted by TPC dated November 27, 1995. (2)

10.6 Notice of Accreditation issued by the Joint Commission on Accreditation of Healthcare Organizations accrediting TPC d/b/a Extended Family Care, dated February 9, 1996. (2)

10.7  Lease dated February 17, 1994 between 10-20 Banta Associates and the
      Company for TPC's Hackensack, New Jersey office. (2)

10.8  Third Amendment of Lease dated July 1995, between TPC and Hempstead
      Associates Limited Partnership for TPC's Hempstead, New York office. (2)

10.9  Lease dated May 12, 1995 between TPC and Castle Ventures Limited for the
      Company's headquarters office. (2)

10.10 Agreement dated April 20, 1995 between TPC and the County of Nassau,
      Department of Social Services. (2)

10.11 Lease dated February 1, 1996 between TPC and Phyllis C. Hyacinthe for
      TPC's East Orange, New Jersey office. (2)

10.12 Lease dated February 8, 1996 between TPC and Clifton L&M Associates,
      Ltd. for TPC's Clifton, New Jersey office. (2)

10.13 Agreement dated June 20, 1996 extending First Option Termination date from June 21, 1996 to August 21, 1996. (4)

10.14 Voting Trust Agreement dated June 21, 1996. (5)

10.15 Stock Purchase Agreement dated June 30, 1996. (5)

10.16 Receivables Security Agreement between the Company and Arbor, dated as of September 6, 1996, including letter agreement with TPC. (1)

10.17 Promissory Note dated September 6, 1996 in the amount of $250,000 made by the Company to Arbor (1)

10.18 Stock Purchase Agreement between the Company and Arbor dated October 31,
      1996.                                                                             65

10.19 Asset Sale Agreement between TPC and Public Services, Inc. dated
      December 6, 1997.                                                                 77

16    Letter of Rose, Michlin, Karpf & Company. (7)

21    Subsidiaries of the Company.                                                      93

27    Financial Data Schedule.                                                          95
=============================================================

(1) Filed as an Exhibit to the Company's Form 10-QSB for the period ended September 30, 1996 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to the Company's Form 10-KSB for the period ended December 31, 1995 and incorporated herein by reference thereto.

(3) Filed as an Exhibit to the Company's Form 8-K for event of October 31, 1995 and incorporated herein by reference thereto.

(4) Filed as an Exhibit to the Company's Form 8-K/A #2 for event of June 20, 1996 and incorporated herein by reference thereto.

(5) Filed as an Exhibit to the Company's Form 10-QSB for the period ended June 30, 1996 and incorporated herein by reference thereto.

(6) Included as Exhibit 1 to the Amended Schedule 13D filed by Stephen Sternbach on January 17, 1997 and incorporated herein by reference thereto.

(7) Filed as an Exhibit to Company's Form 8-K for the period February 19, 1996 and incorporated herein by reference thereto.



(b) Current Reports on Form 8-K. The Company filed a report on Form 8-K on November 13, 1996 with respect to Arbor's exercise of the Second Option pursuant to which it purchased 6.5 million shares of Common Stock at a exercise price of $.10 per share for a total consideration of $650,000. No financial statements were included in this report. Item 1 (Change in Control of Registrant) and Item 7 (Financial Statements and Exhibits) were the only items reported in this filing.

                 EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY

                     Consolidated Financial Statements

                          Years Ended December 31, 1996 and 1995

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY





                                                                Page
                  Independent Auditor's Report                    F - 2


Consolidated Balance Sheets as of December 31, 1996 and
    December 31, 1995 ........................................    F - 3


Consolidated Statements of Operations for the years ended
   December 31, 1996 and 1995 ................................    F - 4


Consolidated Statements of Shareholder's Equity for the
   years ended December 31, 1996 and 1995 ....................    F - 5


Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995 ................................    F - 6


Notes to Consolidated Financial Statements ...................    F - 7 - F - 14

                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------


To The Board of Directors
Extended Family Care Corporation



We have audited the accompanying balance sheets of Extended Family Care Corporation and subsidiary, as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Extended Family Care Corporation, at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Carpenter & Onorato, P.C.

Carpenter & Onorato, P.C.
Certified Public Accountants
Garden City, NY 11530
February 18, 1997

                       EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                                  Consolidated Balance Sheets



                                                     December 31,
                                                                                                         1996               1995
                                                                                                         -----              ----
                                                                Assets
                                                                ------

Current assets:
         Cash                                                                                             $1,066,193      $  511,563
         Accounts receivable, net of allowance for doubtful accounts
               of $100,000 for 1996 and 1995 (note 2)                                                      1,066,277         895,131
         Prepaid expenses and other current assets (note 9)                                                  496,185         146,809
                                                                                                          ----------      ----------
               Total current assets                                                                        2,628,655       1,553,503

Property and equipment, net (note 5)                                                                         233,644         118,591

Other assets:
         Deferred tax asset (note 6)                                                                         204,000         259,000
         License, net (notes 3)                                                                              476,153         515,832
         Other                                                                                                29,410          11,197
                                                                                                          ----------      ----------
               Total assets                                                                               $3,571,862      $2,458,123
                                                                                                          ==========      ==========
                                                 Liabilities and Shareholders' Equity
                                                 ------------------------------------
Current liabilities:
         Accounts payable                                                                                 $  223,362      $  222,677
         Accrued expenses (note 8)                                                                           586,396         543,974
         Customer deposits                                                                                    73,374          59,146
         Notes payable (note 4)                                                                               43,449         148,449
         Payroll taxes payable (note 8)                                                                      151,721         280,584
         Current portion of obligations under capital leases                                                  22,850          12,845
                                                                                                          ----------      ----------
               Total current liabilities                                                                   1,101,152       1,267,675

Non-current liabilities
         Long-term debt (note 4)                                                                              36,500          54,500
         Obligations under capital leases                                                                     69,717          40,010
                                                                                                          ----------      ----------
               Total non-current liabilities                                                                 106,217          94,510
                                                                                                          ----------      ----------
                       Total liabilities                                                                   1,207,369       1,362,185

Commitments and contingencies (notes 7, 8, 10 and 12)

Minority interest in subsidiary                                                                              139,649         140,008
                                                                                                          ----------      ----------

Shareholders' equity
         Preferred stock,  $.01 par value,  10,000,000 shares authorized in 1996
         Common stock, $.01 par value, 50,000,000 shares authorized, 30,000,000 in 1996; 32,000,226 and 19,300,229 shares issued and
               outstanding,
               respectively                                                                                  320,002         194,506
         Additional paid-in-capital                                                                        1,763,348         638,844
         Retained earnings                                                                                   141,494         122,580
                                                                                                          ----------      ----------
               Total shareholders' equity                                                                  2,224,844         955,930
                                                                                                          ----------      ----------
                       Total liabilities and shareholders' equity                                         $3,571,862      $2,458,123
                                                                                                          ==========      ==========

                  See accompanying notes to consolidated financial statements.
                                                                F - 3

                      EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                                 Consolidated Statements of Operations


                                                      Years Ended December 31,

                                                                                                    1996                  1995
                                                                                                    -----                 ----

Net patient service revenue (note 2)                                                        $  8,929,330                $  7,367,958
                                                                                            ------------                ------------

Cost of services:
        Salaries                                                                               4,806,668                   4,058,749
        Payroll taxes and other                                                                  836,886                     647,447
                                                                                            ------------                ------------

                Total cost of services                                                         5,643,554                   4,706,196
                                                                                            ------------                ------------

        Gross profit                                                                           3,285,776                   2,661,762

Selling, general and administrative expenses                                                   3,192,769                   2,128,432

Provision for doubtful accounts                                                                   25,000                      51,810
                                                                                            ------------                ------------

        Income from operations                                                                    68,007                     481,520

Interest (income) expense, net                                                                    (5,548)                      4,320
                                                                                            ------------                ------------

        Income before provision for income
                taxes and minority interest                                                       73,555                     477,200

Provision for income
        taxes (note 6 )                                                                           55,000                     209,000
                                                                                            ------------                ------------

        Net income before minority interest                                                       18,555                     268,200

Minority interest in subsidiary net income                                                          (359)                     46,398
                                                                                            ------------                ------------

        Net income                                                                          $     18,914                $    221,802
                                                                                            ============                ============


Primary earnings per share                                                                  $     0.0009                $     0.0107
                                                                                            ============                ============

Fully diluted earnings per share                                                            $     0.0009                $     0.0105
                                                                                            ============                ============

Weighted average number of shares outstanding:
        Primary                                                                               21,808,560                  20,823,555
                                                                                            ============                ============

        Fully diluted                                                                         21,808,560                  21,033,562
                                                                                            ============                ============

                   See accompanying notes to consolidated financial statements.
                                                                F - 4

                           EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                             Consolidated Statements of Shareholders' Equity

                                                                Years Ended December 31, 1996 and 1995

                                                                   Common Stock                                            Total
                                                                                             Additional    Retained  Shareholders'
                                                             Shares            Amount         Paid-in       Earnings          Equity
                                                             -----------------------------------------------------------------------


December 31, 1994                                          19,300,229         194,506         638,844        (99,222)        734,128


Net income                                                       --              --              --          221,802         221,802
                                                          -----------     -----------     -----------    -----------     -----------


December 31, 1995                                          19,300,229         194,506         638,844        122,580         955,930



Retired shares                                               (300,003)         (4,504)          4,504           --              --


Exercise of stock
options                                                    13,000,000         130,000       1,120,000           --         1,250,000


Net income                                                       --              --              --           18,914          18,914
                                                          -----------     -----------     -----------    -----------     -----------


       December 31, 1996                                   32,000,226     $   320,002     $ 1,763,348    $   141,494     $ 2,224,844
                                                          ===========     ===========     ===========    ===========     ===========









              See accompanying notes to consolidated financial statements.

                         EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY

                                                 Statements of Cash Flows

                                                      Years Ended December 31,
                                                                                                    1996                  1995
                                                                                                    -----------         -----------

Cash flow from operating activities:
------------------------------------
        Net income                                                                                  $    18,914         $   221,802
        Adjustments to reconcile net income to net
                cash provided by (used in) operating activities:
                Allowance for doubtful accounts                                                            --                51,810
                Depreciation and amortization                                                            62,107              36,273
                Amortization of intangible assets                                                        39,680              39,679
                Provision for income taxes                                                               55,000             209,000
                Minority interest in subsidiary net income                                                 (359)             46,398
        Change in operating assets and liabilities:
                (Increase) in assets:
                       Accounts receivable                                                             (171,146)           (143,276)
                       Prepaid expenses                                                                (349,376)            (74,053)
                       Security deposits                                                                (18,213)             (4,074)
                Increase (decrease) in liabilities:
                       Accounts payable                                                                 (21,486)             17,982
                       Accrued expenses                                                                  42,422             218,290
                       Customer deposits                                                                 14,228             (12,124)
                       Payroll taxes payable                                                           (128,863)            (52,274)
                                                                                                    -----------         -----------
                Net cash (used in) provided by operating activities                                    (457,092)            555,433
                                                                                                    -----------         -----------

Cash flow from investing activity:
----------------------------------
        Purchase of property and equipment                                                             (122,979)            (57,373)
                                                                                                    -----------         -----------
                Net cash (used in) investing activity                                                  (122,979)            (57,373)
                                                                                                    -----------         -----------

Cash flow from financing activities:
------------------------------------
        Proceeds from exercise of stock options                                                       1,250,000                --
        Payment of obligations under capital leases                                                     (14,471)             (6,187)
        Repayment of loans                                                                             (100,828)            (77,500)
                                                                                                    -----------         -----------
                Net cash provided by (used in) by financing activities                                1,134,701             (83,687)
                                                                                                    -----------         -----------

        Increase in cash                                                                                554,630             414,373

        Cash balance at beginning of year                                                               511,563              97,190
                                                                                                    -----------         -----------

        Cash balance at end of year                                                                 $ 1,066,193         $   511,563
                                                                                                    ===========         ===========

        Supplemental disclosures:
                       Equipment acquired under capital lease obligation                            $    54,183         $    59,042
                                                                                                    ===========         ===========
                Cash paid during the year for:
                       Interest                                                                     $     7,080         $     5,825
                                                                                                    ===========         ===========
                       Income taxes                                                                 $    14,638         $       654
                                                                                                    ===========         ===========

              See accompanying notes to consolidated financial statements.
                                                                F - 6

      EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY


                         Notes to Consolidated Financial Statements
                                 December 31, 1996

(1)      Significant Accounting Policies
         --------------------------------

         (a)    Description of Business
                -----------------------
                Extended Family Care Corporation (EFCC) or (the Company), is primarily engaged in the business of providing health care services in the home through its 83% majority owned subsidiary, T.P.C. Home Care Services, Inc. (TPC). EFCC is the holding company for TPC.

                TPC is a licensed home care provider servicing patients since 1980. TPC has offices in New York and New Jersey, providing twenty four hour home care services. On August 5, 1986, TPC and its parent, EFCC, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 23, 1992, this plan of reorganization was confirmed by the United States Bankruptcy Court. On January 13, 1995, the bankruptcy court issued a final decree.

                As part of the plan of reorganization, on October 8, 1993, per an agreement between C.O.S.S. Holding Corp. (C.O.S.S.), an investor group, and EFCC dated March 23, 1992, EFCC issued 12,749,658 shares of stock to C.O.S.S. for $250,000 in cash which resulted in C.O.S.S. owning a 66% interest in EFCC. Also, unsecured creditors were given the option to receive a pro rata share of EFCC's common stock or 12% of the allowed amount of their respective claims. Creditors exercising this option resulted in EFCC issuing 1,388,959 shares of common stock to the unsecured creditors.

                On October 31, 1995, EFCC entered into an agreement with Arbor Home Healthcare Holdings, LLC (Arbor) (in which Ivan Kaufman owns a 99% interest), by which EFCC granted Arbor an irrevocable option exercisable in two installments for EFCC to issue in total 13,000,000 shares of EFCC common stock to Arbor at $.10 per share. The first and second installments of the option were exercised by Arbor on August 21, 1996 and October 31, 1996, respectively. Shares were not issued with respect to the first installment until October, 1996, when the Company's certificate of incorporation was amended to provide sufficient authorized capital to issue such shares. Arbor owns approximately a 40% interest in EFCC. In addition, per the option agreement, C.O.S.S. placed all of its 12,749,658 shares of EFCC common stock in a voting trust. Arbor has the right to direct the voting of all of the C.O.S.S. shares and to nominate a majority of the EFCC Board of Directors.

         (b)    Principles of Consolidation
                ---------------------------
                The consolidated financial statements include the accounts of EFCC and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         (c)    Revenue Recognition and Allowance for Doubtful Accounts
                -------------------------------------------------------
                Net patient service revenue is recorded at the Company's reimbursement rates or contracted rates. Such revenue is received from patients, third party payors and others for services rendered. A significant portion of the Company's revenue is received from third-party payors (i.e. Medicaid) and is subject to audit and adjustment by those payors. A provision

                                         F - 7 (Continued)

                         EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                    Notes to Consolidated Financial Statements, Continued


               for doubtful accounts is made for accounts receivable estimated to be uncolllectible; which is based upon management's evaluation of relevant facts that effect the collectibility of accounts receivable.

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


                For assets acquired in 1996, the straight line method was used. Management believes that the difference is immaterial.

         (e)    Post-retirement Health Care and Life Insurance Benefits
                -------------------------------------------------------
                The Company does not provide post-retirement benefits for its employees.

         (f)    Income Taxes
                ------------
                The Company is a C corporation for the taxable years ended December 31, 1996 and 1995, respectively.

         (g)    Net Income per Common Share
                ---------------------------
                Net income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

         (h)    Use of Estimates
                ----------------
                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (i)    Reclassification
                ----------------
                Certain prior year amounts have been reclassified to conform to the current year presentation.

                                    F - 8         (Continued)

                            EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                          Notes to Consolidated Financial Statements, Continued





(2)      Concentration of Segment Risk
         -----------------------------
         TPC provides temporary health care personnel to in-home patients in New York and New Jersey. TPC grants credit to its patients who are insured under third-party payor agreements. Deposits are required for all private business. The mix of accounts receivable from private and third-party payors at December 31 were as follows:

                                             1996                      1995
                                             ----                      ----
Medicaid                                      54   %                    62   %
Insurance                                      3                         2
Other third-party payors                      34                        29
Private                                        8                         7
Medicare                                       1                         -
                                   ------------------     ---------------------
                                             100   %                   100   %
                                 ====================     =====================

         Historically, credit losses relating to customers have not been significant and have been within management's expectations.

(3)      Intangible Assets
         -----------------
         Intangible assets at December 31 are as follows:

                                                             1996           1995
                                                         --------       --------
License                                                  $595,190       $595,190
    less accumulated amortization                         119,037         79,358
                                                         --------       --------
                                                         $476,153       $515,832
                                                         ========       ========





                                                          F - 9   (Continued)

               EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
            Notes to Consolidated Financial Statements, Continued



(4)      Notes Payable and Long-Term Debt
         --------------------------------
         Notes payable and  long-term  debt consist of the following at December
         31:

                                                                                                               1996             1995
                                                                                                          ---------        ---------

Note payable,  non-interest  bearing,  payable in monthly installments of $1,500 with a final balloon  payment of $26,000 due in August,
1998.  Interest on this
note was not imputed, as the
Company considers the amount to be                                                                        $  54,500        $  72,500
immaterial

Notes payable, non-interest bearing and
payable on demand                                                                                              --             80,000

Due to Affiliated Parties (see note 7)                                                                       25,449           50,449
                                                                                                          ---------        ---------


           Notes payable and long-term debt                                                                  79,949          202,949

           Less current portion                                                                              43,449          148,449
                                                                                                          ---------        ---------

           Long-term debt                                                                                 $  36,500        $  54,500
                                                                                                          =========        =========



(5)       Property and Equipment
          ----------------------
          Property and equipment consist of the following:

                                                                                                               1996             1995
                                                                                                          ---------        ---------
Furniture and fixtures                                                                                    $  64,095        $  18,751
Machinery and equipment                                                                                     229,872          167,108
Leasehold improvements                                                                                       15,539            7,039
Equipment held under capital leases                                                                         113,225           59,042
                                                                                                          ---------        ---------
                                                                                                            422,731          251,940


      less accumulated depreciation and
          amortization                                                                                      189,087          133,349

                                                                                                          ---------        ---------
                                                                                                          $ 233,644       $  118,591
                                                                                                          =========        =========

                               F - 10 (Continued)

                       EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                    Notes to Consolidated Financial Statements, Continued

(6)      Income Taxes
         ------------
         The provision for income taxes consists of the following:

                                                                                                                1996            1995
                                                                                                                ----           -----

Current

        Federal                                                                                             $   --          $   --
        State                                                                                                   --              --

                                                                                                            --------        --------
                                                                                                            $   --          $   --
                                                                                                            --------        --------

Deferred

        Federal                                                                                             $ 42,000        $160,500
        State                                                                                                 13,000          48,500
                                                                                                            --------        --------
                                                                                                              55,000         209,000
                                                                                                            --------        --------
                                                                                                            $ 55,000        $209,000
                                                                                                            ========        ========

         Deferred tax assets consist of the following:

Pre-reorganization net operating loss                                                                       $100,000        $221,000
carryforward
Allowance for doubtful accounts                                                                               38,000          38,000
Other                                                                                                         66,000            --
                                                                                                                            --------
                                                                                                                            --------
        Total deferred tax assets                                                                           $204,000        $259,000
                                                                                                            ========        ========

         The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

Computed income tax (benefit) expense at 34%                                                                $ 25,000        $162,000
Increase in taxes resulting from:

         Nondeductible expenses                                                                               22,000          15,000
         State income taxes, net of federal  tax benefit                                                       8,000          32,000
         Other - effect of graduated tax rates                                                                  --              --
                                                                                                            --------        --------
                                                                                                            $ 55,000        $209,000
                                                                                                            ========        ========

         At December 31, 1996, the Company has a net operating loss carryforward
         (NOL) of approximately $575,000 for tax purposes, expiring beginning with the year 2000 through 2008.








                             F - 11  (Continued)

                    EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements, Continued

(7)      Related Party Transactions
         ---------------------------
         Notes payable consist of the following at December 31:


                                                                                                         1996                   1995
                                                                                                      -------                -------

C.O.S.S. holds a note which is non-interest
bearing, and payable upon demand                                                                      $25,449                $25,449

An officer of the Company  holds a note
which bears an interest  rate of 11% and
is payable upon demand. Annual interest expense
amounted to $1,840 and $3,238, respectively                                                              --                   25,000
                                                                                                      -------                -------
                                                                                                      $25,449                $50,449
                                                                                                      =======                =======


         The landlord for the Company's corporate office is an entity owned by C.O.S.S. The annual rental is $43,837 per year, and shall be increased by 12% over the prior year's fixed minimum annual rent. The lease expires November 30, 2000.

         On October 31, 1995, EFCC entered into an agreement with Arbor Management, LLC (in which Ivan Kaufman owns a 99% interest), for two years by which EFCC will pay $7,500 a month to Arbor Management, LLC for management services, including accounting, finance, human resources and marketing, rendered to the Company.

(8)      Payroll Taxes Payable/Accrued Expenses
         --------------------------------------
         Federal pre-petition payroll tax liabilities were settled with the Internal Revenue Service for $175,000 in cash on September 16, 1996, which approximated the amounts recorded as payroll taxes payable and accrued interest and penalties for this claim. As of December 31, 1996, payroll taxes payable and accrued expenses included tax liabilities to various state government agencies in the amounts of $52,437 and $5,775, respectively.



(9)      Sale of Branch Operations
         -------------------------
         On December 5, 1996, TPC sold certain assets and liabilities; and its operations of its Jersey City branch to Public Services, Inc (P.S.I.) for a $175,000, six month, 9% promissory note, plus an amount equal to 12% of the gross revenues of P.S.I. in excess of $90,000 per month for a 24 month period commencing on October 6, 1997. The Company recognized a gain of $24,617 on the sale of these assets. The assets from this branch, remaining in the company, included cash and substantially all of its security deposits.






                                  F - 12 (Continued)

             EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued

         (10)     Commitments and Contingencies
                  -----------------------------
         TPC conducts its operations from leased office spaces in New York, New Jersey and Pennsylvania. These leases expire at various dates through the year 2000. Management expects that in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for the years ended December 31 amounted to $208,973 and $104,965, respectively.

         The Company is also the lessee of machinery and equipment under capital leases expiring in various years through 2001.

         As of December 31, future net minimum lease payments under capital and operating leases are as follows:

                                                                                            Capital                        Operating

                                                              1997                       $   22,850                       $  203,482
                                                              1998                           22,850                          208,567
                                                              1999                           21,984                          201,093
                                                              2000                           18,769                          149,371
                                                              2001                            6,116                           66,150
                                                              Thereafter                        --                           260,313
                                                                                         ----------                       ----------

                                                                                         $   92,569                       $1,088,976
                                                                                         ==========                       ==========


         The gross amount of assets recorded under capital lease obligations was $113,225 at December 31, 1996. Interest on the capital lease obligations was imputed and the Company considers the amount to be immaterial.

(11)     Fair Value of Financial Instruments
         -----------------------------------
         FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current
         transaction  between  willing  parties.   The  carrying  value  of  the
         Company's financial instruments in the accompanying balance sheets approximates their fair value.

(12)     Subsequent Events
         -----------------
         An "Agreement and Plan of Merger" (Merger), was entered into on January 3, 1997 between the Company and Star Multi Care Services, Inc. (Star), pursuant to which Star will acquire 100% of the outstanding common shares of the Company. Under the terms of the merger agreement EFCC shareholders will receive $2,400,000 in cash or approximately $.064 per share and $4,850,000 in Star common stock or appromixately $.129 per share for total consideration of $7,250,000 or approximately $.193 per share, after giving effect to the merger of TPC with and into EFCC (see below). As part of the merger agreement, EFCC paid a $.0234 per share cash dividend on January 21, 1997 to all its common shareholders of record on January 13, 1997.




                                     F - 13  (Continued)

                        EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                         Notes to Consolidated Financial Statements, Continued

         It is anticipated that the Merger will be treated as a tax free reorganization for Federal income tax purposes to the extent of Star's common stock received by EFCC shareholder's. This merger is expected to be completed by August 1997, subject to approval of EFCC and Star shareholders, certain state regulatory boards and other conditions.

         In connection with the Merger, EFCC and Star have entered into a Consulting Agreement pursuant to which Star will render to EFCC consulting and advisory services in connection with the management, operation and supervision of EFCC. The term of the Consulting Agreement shall end on the earlier of (i) one year from the signing of the Merger, (ii) the closing of the merger or (iii) the termination of the Merger. In consideration for the consulting services to be rendered by Star, EFCC will pay Star $25,000 per month, payable (a) $15,000 in arrears on the last day of each month and (b) the remaining $10,000 on the earlier to occur of the closing date or the termination of the Merger Agreement.

         On January 3, 1997, Star and EFCC also entered into a management agreement (the "Management Agreement") pursuant to which Star agreed to act as manager of EFCC. The Management Agreement will become effective upon approval of the Commissioner of the New York State Department of Health (the "Commissioner"). Pursuant to the Management Agreement Star will have the authority and responsibility to conduct , supervise and effectively manage the day-to-day operation of EFCC. Star will be expected to exercise the reasonable judgment of a management company in its management activities.

         The Management Agreement may be terminated by the Commissioner, without financial penalty to the Board, not more than sixty (60) days after notification to the parties of a determination that the management of EFCC is so deficient that the health and safety of patients would be threatened by continuation of the Management Agreement. The Management Agreement may be terminated by the Company with cause on 14 days' notice or without cause on 60 days' notice. Unless sooner terminated in accordance with terms of the Management Agreement, or extended or renewed by mutual agreement of the parties thereto, the Management Agreement will remain in effect until the closing of the Star Merger or December 31, 1998, whichever is sooner.

         On March 18, 1997 the company entered into a merger agreement with its 83% owned subsidiary, TPC, where EFCC will be the surviving entity. It is anticipated that the minority shareholders of TPC will receive 5,601,975 common shares of EFCC or 18.745545 common shares of EFCC for each common share of TPC upon the completion of the merger. TPC common stock owned by EFCC will be cancelled as a result of the merger and no EFCC common stock shall be issued to EFCC. This anticipated merger will not be conditioned upon the completion of the merger of EFCC and Star. This merger is expected to close prior to the merger of EFCC and Star.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) EXTENDED FAMILY CARE CORPORATION


 By:  /s/ Joseph Heller
      Joseph Heller
      Acting Chief Executive Officer,
      Vice President, Principal
      Financial Officer, Controller and Director

Date: April 15, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


By:   /s/ Joseph Heller                                   Date: April 15, 1997
      Joseph Heller
      Acting Chief Executive Officer,
      Vice President, Principal
      Financial Officer, Controller and Director


By:   /s/ Paul Elenio                                     Date: April 15, 1997
      Paul Elenio, Director

                    INDEX OF EXHIBITS


Page              2.1      Agreement and Plan of Merger, dated as of January
----                       3, 1997 among Star, Merger Sub and the Company,
                           dated as of January 3, 1997. (6)

50                2.2      Plan and Agreement of Merger between TPC and the
                           Company dated March 18, 1997.

                  3.1      Amended and Restated Articles of Incorporation. (1)

                  3.2      By-Laws. (2)

62                3.3      Amendment No.1 to By-Laws dated October 1, 1996.

                  10.1 Amended and Restated Option Agreement by and among the Company, Arbor Home Healthcare Holding, LLC ("Arbor"), COSS Holding Corp. ("COSS"), TPC Home Care Services, Inc.("TPC"), et al., dated October 26, 1995. (3)

                  10.2 Registration Rights and Conditional Put Option between the Company and COSS dated October 26, 1995. (3)

                  10.3 Financial Services Agreement between the Company and Arbor Management, LLC, dated October 26, 1995.
                           (2)

                  10.4 Lease dated March 1, 1996 between the Company and Hawke Associates for TPC's Elizabeth, New Jersey office. (2)

                  10.5 Approval issued by the New York State Public Health Council of Application No. 9586 submitted by TPC dated November 27, 1995. (2)

                  10.6 Notice of Accreditation issued by the Joint Commission on Accreditation of Healthcare Organizations accrediting TPC d/b/a Extended Family Care, dated February 9, 1996. (2)

                  10.7 Lease dated February 17, 1994 between 10-20 Banta Associates and the Company for TPC's Hackensack, New Jersey office. (2)

                  10.8 Third Amendment of Lease dated July 1995, between TPC and Hempstead Associates Limited Partnership for TPC's Hempstead, New York office. (2)

              10.9 Lease dated May 12, 1995 between TPC and Castle Ventures Limited for the Company's headquarters office. (2)

             10.10 Agreement dated April 20, 1995 between TPC and the County of Nassau, Department of Social Services.
                           (2)

             10.11 Lease dated February 1, 1996 between TPC and Phyllis C. Hyacinthe for TPC's East Orange, New Jersey office. (2)

             10.12 Lease dated February 8, 1996 between TPC and Clifton L&M Associates, Ltd. for TPC's Clifton, New Jersey office. (2)

             10.13 Agreement dated June 20, 1996 extending First Option Termination date from June 21, 1996 to August 21, 1996. (4)

             10.14         Voting Trust Agreement dated June 21, 1996. (5)

             10.15         Stock Purchase Agreement dated June 30, 1996. (5)

             10.16 Receivables Security Agreement between the Company and Arbor, dated as of September 6, 1996, including letter agreement with TPC. (1)

             10.17 Promissory Note dated September 6, 1996 in the amount of $250,000 made by the Company to Arbor (1)

65           10.18         Stock Purchase Agreement between the Company and
                           Arbor dated October 31, 1996.

77           10.19         Asset Sale Agreement between TPC and Public
                           Services, Inc. dated December 6, 1997.

                  16       Letter of Rose, Michlin, Karpf & Company. (7)

93                21       Subsidiaries of the Company.

95                27       Financial Data Schedule.