Form 10QSB
period 1997-03-31
COSMETIC SCIENCES INC
filed 1997-05-15
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-9836


       EXTENDED FAMILY CARE CORPORATION (Formerly Cosmetic Sciences, Inc.)
        (Exact name of small business issuer as specified in its charter)

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

                                    Yes X No
                                       ---   ---

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS)
      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed
                                   by a court.
                                 Yes     No X
                                    ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 32,000,226 common shares, $.01 par value, as of May 15, 1997.

    Transitional Small Business Disclosure Format (check one): Yes        No X
                                                                   ---      ---

                 EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                       FIRST QUARTER REPORT ON FORM 10-QSB
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page
Part I - Financial Information

Item 1

Condensed Consolidated Balance Sheets as of March 31, 1997
(Unaudited) and December 31, 1996................................... 3

Condensed Consolidated Statements of Operations (Unaudited)
for the three months ended March 31, 1997 and 1996.................. 4

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 1997 and 1996.................. 5

Notes to Condensed Consolidated Financial Statements (Unaudited).... 6


Item 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations................................. 7


Part II - Other Information

Item 5

Other Information...................................................  11

Item 6

Exhibits on Form 8-K................................................  11

Signatures..........................................................  12

Exhibit Index.......................................................  13

                           Extended Family Care Corporation and Subsidiary
                            Condensed Consolidated Balance Sheets


                                                            March 31,     December 31,
                                                            1997          1996
                                                            ----          ----
                                                            (Unaudited)

        ASSETS
        ------
Current assets:
    Cash                                                    $  445,021   $1,066,193
    Accounts receivable, net of allowance for
        doubtful accounts of $125,000 at March 31, 1997
        and $100,000 at December 31, 1996                    1,171,643    1,066,277
    Prepaid expenses and other current assets                  440,874      496,185
                                                               -------      -------
            Total current assets                             2,057,538    2,628,655

Property and equipment, net                                    217,897      233,644

Other assets:
    Deferred taxes                                             191,000      204,000
    License, net                                               466,233      476,153
    Other                                                       29,410       29,410
                                                                ------       ------
Total assets                                                $2,962,078   $3,571,862
                                                             =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
    Accounts payable and other accrued expenses             $  944,672   $  809,758
    Payroll taxes payable                                      156,882      151,721
    Notes payable                                               43,449       43,449
    Other current liabilities                                   97,410       96,224
                                                                ------       ------
            Total current liabilities                        1,242,413    1,101,152
                                                             ---------    ---------
Non-current liabilities:
    Long-term debt                                              33,500       36,500
    Obligations under capital leases                            64,007       69,717
                                                                ------       ------
        Total non-current liabilities                           97,507      106,217
                                                                ------      -------
             Total liabilities                               1,339,920    1,207,369
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

Minority interest in subsidiary                                141,269      139,649
                                                               -------      -------

Shareholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares
        authorized in 1996                                        --           --
    Common stock, $.01 par value per share,
        50,000,000 shares authorized, 30,000,000 in 1996;
        32,000,226 shares issued and outstanding               320,002      320,002
    Additional paid-in capital                               1,013,358    1,763,348
    Retained earnings                                          147,529      141,494
                                                               -------      -------
        Total shareholders' equity                           1,480,889    2,224,844
                                                             ---------    ---------

             Total liabilities and shareholders' equity     $2,962,078   $3,571,862
                                                            ==========   ==========


      See accompanying notes to condensed consolidated financial statements.

                  Extended Family Care Corporation and Subsidiary
                  Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended
                                                                      March 31,
                                                                   ---------------

                                                              1997           1996
                                                              ----           ----

Net patient service revenue                             $  2,321,939    $  1,984,892
                                                        ------------    ------------

Cost of services                                           1,525,058       1,246,264
                                                           ---------       ---------

    Gross profit                                             796,881         738,628

Selling, general and administrative expenses                 753,594         838,512

Provision for doubtful accounts                               25,000            -
                                                              ------         -------
    Income (loss) from operations                             18,287         (99,884)

Interest income (expense)                                      2,368          (2,343)
                                                               -----          ------

    Income(loss) before provision (benefit) for
        income taxes and minority interest                    20,655        (102,227)

 Provision (benefit) for income taxes                         13,000         (38,500)
                                                              ------         -------

    Net income (loss) before minority interest                 7,655         (63,727)

Minority interest in subsidiary net income (loss)              1,620         (10,681)
                                                               -----         -------

    Net income (loss)                                   $      6,035    $    (53,046)
                                                        ------------    ------------


Net income (loss) per common share :

        Primary                                         $     0.0002    $    (0.0027)
                                                        ============    ============
        Fully diluted                                   $     0.0002    $    (0.0027)
                                                        ============    ============

Weighted average number of common shares outstanding:

    Primary                                               32,000,226      19,300,229
                                                          ==========      ==========
    Fully diluted                                         32,000,226      19,300,229
                                                          ==========      ==========




   See accompanying notes to condensed consolidated financial statements.

                   Extended Family Care Corporation and Subsidiary Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                           ---------------

                                                                       1997           1996
                                                                       ----           ----

Cash flow from operating activities:
------------------------------------
    Net income (loss)                                            $     6,035    $   (53,046)
                                                                 -----------    -----------
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Allowance for doubtful accounts                               25,000           --
        Depreciation and amortization                                 15,747         14,195
        Amortization of intangible assets                              9,920          9,920
        Provision (benefit) for income taxes                          13,000        (38,500)
        Minority interest in subsidiary income (loss)                  1,620        (10,681)
    Change in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                      (130,366)      (199,226)
           Prepaid expenses and other current assets                  55,311         12,038
           Other assets                                                 --          (16,332)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                     134,914         (9,502)
           Payroll taxes payable                                       5,161         47,653
           Other liabilities                                           1,186         (2,922)
                                                                       -----         ------
           Net cash provided by (used in) operating activities       137,528       (246,403)
                                                                     -------       --------

Cash flow from investing activities:
    Purchase of property and equipment                                  --          (56,541)
                                                                     -------         -------
        Net cash used in investing activity                             --          (56,541)
                                                                     -------         -------

Cash flow from financing activity:
    Payment of dividends                                            (749,990)          --
    Payment of obligations under capital leases                       (5,710)          --
    Repayment of loans                                                (3,000)        (4,500)
                                                                      ------         ------
        Net cash used in financing activities                       (758,700)        (4,500)
                                                                    --------         ------

Net decrease in cash                                                (621,172)      (307,444)

Cash at beginning of period                                        1,066,193        511,563
                                                                   ---------        -------

Cash at end of period                                            $   445,021    $   204,119
                                                                 ===========    ===========

Supplemental disclosures:
    Cash paid during the period for:
        Interest                                                 $        25    $       690
                                                                 ===========    ===========
        Income taxes                                             $     2,525    $     1,333
                                                                 ===========    ===========







 See accompanying notes to condensed consolidated financial statements.
                                                                 5

                 EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Extended Family Care Corporation ("EFCC") and its 83% owned subsidiary, TPC Home Care Services, Inc. ("TPC") (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

Note 2 - Net Income (Loss) Per Share

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.

Note 3 - Merger

     An Agreement and Plan of Merger (the "Star Merger Agreement"), was entered into on January 3, 1997 between EFCC and Star Multi Care Services, Inc. ("Star"), pursuant to which Star will acquire 100% of the outstanding common shares of EFCC (the "Star Merger"). Under the terms of the Star Merger Agreement, EFCC's shareholders will receive $2,400,000 in cash or approximately $.064 per share and $4,850,000 in Star common stock or approximately $.129 per share for total consideration of $7,250,000 or approximately $.193 per share. As part of the Star Merger Agreement, EFCC paid a $.0234 per share cash dividend on January 21, 1997 to all its common shareholders of record on January 13, 1997.

     It is anticipated that the Star Merger will be treated as a tax-free reorganization for Federal income tax purposes to the extent of Star's common stock received by EFCC's shareholders. The Star Merger is expected to be completed by August 1997, subject to approval of EFCC's and Star's shareholders, certain state regulatory boards and other conditions.

     In connection with the Star Merger, EFCC and Star have entered into a consulting agreement (the "Consulting Agreement") pursuant to which Star will render to EFCC consulting and advisory services in connection with the management, operation and supervision of EFCC. The term of the Consulting Agreement shall end on the earlier of (i) one year from the signing of the Star Merger Agreement, (ii) the closing of the Star Merger or (iii) the termination of the Star Merger Agreement. In consideration for the consulting services to be rendered by Star, EFCC will pay Star $25,000 per month payable (a) $15,000 in arrears on the last day of each month and (b) the remaining $10,000 on the earlier to occur of the closing date or the termination of the Star Merger Agreement.

     On January 3, 1997, EFCC and Star also entered into a management agreement (the "Management Agreement") pursuant to which Star agreed to act as manager of EFCC. The Management Agreement will become effective upon approval of the Commissioner of the New York State Department of Health (the "Commissioner"). Pursuant to the Management Agreement, Star will have the authority and responsibility to conduct, supervise and effectively manage the day-to-day operation of EFCC. Star will be expected to exercise the reasonable judgment of a management company in its management activities.

     The Management Agreement may be terminated by the Commissioner, without financial penalty to the EFCC Board, not more than sixty (60) days after notification to the parties of a determination that the management of EFCC is so deficient that the health and safety of patients would be threatened by continuation of the Management Agreement. The Management Agreement may be terminated by EFCC for cause, on 14 business days' notice, and without cause, on 60 days' notice. Unless sooner terminated in accordance with terms of the Management Agreement, or extended or renewed by mutual agreement of the parties thereto, the Management Agreement will remain in effect until the closing date of the Star Merger or December 31, 1998, whichever is sooner.

     On March 18, 1997, EFCC entered into a merger agreement (the "TPC Merger Agreement") with its 83% owned subsidiary TPC Home Care Services, Inc. ("TPC") pursuant to which EFCC will be the surviving entity (the "TPC Merger"). It is anticipated that the minority shareholders of TPC will receive 5,601,975 common shares of EFCC or 18.74545 common shares of EFCC for each common share of TPC upon completion of the TPC Merger. TPC common stock owned by EFCC will be canceled as a result of the TPC Merger and no EFCC stock shall be issued to EFCC in connection therewith. This anticipated TPC Merger will not be conditioned upon the completion of the Star Merger. The TPC Merger is a condition precedent to the closing of the Star Merger, and, accordingly, must close prior to the Star Merger.


Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

     Certain statements contained in this Report are not historical facts and constitute forward looking statements that involve uncertainties and risk some of which are discussed at appropriate points in the Report and are also summarized below at "Forward Looking Statements - Cautionary Factors."

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

Overview

     The Company's revenues are derived from providing home health services to individuals, in New York and New Jersey, through various contracts with government agencies (under the Medicaid program) and to a lesser extent hospitals, insurance companies, private pay and other third party payers.

Results of Operations

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

Net Patient Service Revenue: Net patient service revenue increased $337,047 or 17% to $2,321,939 for the quarter ended March 31, 1997 from $1,984,892 for the quarter ended March 31, 1996. The addition of one new satellite branch from March 31, 1996 to March 31, 1997 and three months of full operation during the quarter ended March 31, 1997 for a branch opened in February 1996 increased net patient service revenue by $221,098 or 11%. The balance of the increase in net patient service revenue was from existing branches, offset by the sale of the Jersey City branch in December 1996.

Cost of Services: Cost of services increased $278,794 or 22% to $1,525,058 for the quarter ended March 31, 1997 from $1,246,264 for the quarter ended March 31, 1996. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $84,918 or 10% to $753,594 for the quarter ended March 31, 1997 from $838,512 for the quarter ended March 31, 1996. Selling, general and administrative expenses as a percentage of net revenues decreased to 32% for the quarter ended March 31, 1997 from 42% for the quarter ended March 31, 1996. This decrease is primarily attributable to an overall reduction in overhead expenses during the quarter ended March 31, 1997, resulting from the Company entering into a consulting agreement with Star on January 3, 1997 and resulting integration of certain administrative functions, partially offset by the payment of consulting fees to Star.

Provision (Benefit) For Income Taxes: Provision for income taxes increased by $51,500 to $13,000 for the quarter ended March 31, 1997 from ($38,500) for the quarter ended March 31, 1996. The increase is primarily due to a $122,882 increase in pre-tax income.

Inflation and Seasonality

     Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future Medicaid reimbursement will keep pace with inflation. See "Forward-Looking Statements - Cautionary Factors."

     The Company's business is generally not subject to seasonal trends.

Liquidity and Capital Resources

     The nature of the Company's business requires weekly payments of wages to its personnel as they render services, while the Company receives payments for services rendered over an extended period of time (30 to 90 days). At March 31, 1997 the Company's accounts receivable balance increased $105,366 to $1,171,643 from $1,066,277 at December 31, 1996. The increase in accounts receivable was due to increased net patient service revenue offset by a decrease in days sales in accounts receivable from approximately 54 to 44 days and an additional $25,000 allowance for doubtful accounts.

     At March 31, 1997 the Company had working capital of $815,125. Historically, the Company's cash requirements have been met internally from operations. The Company currently has no outstanding bank debt nor does it have any agreements for a line of credit.

     EFCC's working capital was reduced on January 21, 1997 as a result of the payment of a special dividend in the amount of $749,990. EFCC's working capital should be sufficient to fund existing operations for the next 12 months, but may not be sufficient to fund expanded activities if the Star Merger is not consummated. If the Star Merger is consummated, EFCC's capital requirements would be provided by Star.

     Net cash provided by (used in) operating activities for the Company was $137,528 for the quarter ended March 31, 1997 and ($246,403) for the quarter ended March 31, 1996. The change in cash provided by operating activities for the quarter ended March 31, 1997, and cash used in operations for the quarter ended March 31, 1996 was the result of increased gross profit, decreased selling, general and administrative expenses and a decrease in the number of days sales in accounts receivable from approximately 54 days to 44 days.

Forward Looking Statements - Cautionary Factors

     Certain statements in this report are not historical facts and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of operations of EFCC and TPC to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks set forth below.

     Health Care Reform. As a result of the escalation of health care costs and the inability of many individuals and employers to obtain affordable health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures, and other proposals are being considered, relating to health care reform. Such proposals have included, among other things, provision of universal access to health care, reforming the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, and methods to control or reduce public and private spending on health care. The ultimate timing or effect such reforms may have on the Company cannot be predicted and no assurance can be given that any such reforms will not have a material adverse effect on the Company's revenues and/or earnings. Short-term cost containment initiatives may vary substantially from long-term reforms and may have a material adverse effect on the Company.

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

     Medicaid reimbursement rates in New York and New Jersey are not negotiated by the Company, but are established by these respective states. Recent budgetary pressures at the federal and state governmental levels have, and may in the future, reduce the allocation of federal and state budgetary dollars appropriated for the Medicaid program. Such reductions may have a negative impact on the Company's revenues and profitability. Federal and state budgetary pressures may adversely impact the Company by: (1) reducing the Medicaid reimbursement rates paid by the state; (2) reducing the number of hours that will be reimbursed per case; and (3) reducing the funding of one or more public assistance agencies with which the Company presently does business.

     On July 9, 1996, the State of New Jersey met to discuss the reduction of Medicaid reimbursement rates for the year July 1, 1996 to July 1, 1997. The meeting did not result in a material reduction in the Medicaid reimbursement rates for the period July 1, 1996 to July 1, 1997. During the quarter ended March 31, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by New York State. The results of this reduction did not have a material adverse effect on the Company's results of operations for the fiscal year ended December 31, 1996. However, if a similar Medicaid reduction is imposed by the State of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operation, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements. The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

     New York State requires approval of the Public Health Council of the New York State Department of Health ("NYPHC") for any change in a "Controlling Person" of an operator of a licensed health care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent the Company may seek to acquire control of an LHCSA, the Company would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA. NYPHC approval is also required if any entity seeks control of more than 10 percent of the voting securities of the Company or TPC. The NYPHC has approved the change of control that occurred from the acquisition by Coss of approximately 66 percent of EFCC's common stock and the change of control which occurred when Arbor Home Health Care Holdings, LLC ("Arbor") acquired 40 percent of EFCC's common stock. An application to approve Star's control over the Company pursuant to the Star Merger Agreement is pending. See Note 3 to the Consolidated Financial Statements.

     Health care is subject to laws and regulations of federal, state and local governments. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the business of the Company and could prevent it from offering products or services to patients.

     Possible Need For Additional Financing. The Company does not currently have the benefit of a substantial amount of the $1.3 million in capital provided by Arbor due to the payment of a special dividend of $750,000 in January 1997. If the Company's business expands, significant additional financing may be required. If the Company were unable to secure such financing on terms deemed favorable by management, such inability would have a material adverse effect on the Company's financial condition. If the Star Merger is consummated, the Company's capital requirements would be provided by Star. See Note 3 to the Consolidated Financial Statements.

     Possible Adverse Impact if Star Merger is not Consummated. Certain administrative functions of TPC have been performed by Star in furtherance of the Star Merger Agreement, including the administration of certain patient files. If, for any reason, the Star Merger were not to occur, transferring these functions back to EFCC would be costly, time consuming and may not be completely effective in returning EFCC to the status of its operations prior to entering into the Star Merger and may have an adverse affect on EFCC.

Part II: OTHER INFORMATION


Item 5.  Other information:

     On January 3, 1997, EFCC and Star entered into the Star Merger Agreement. On March 18, 1997, EFCC and TPC entered into the TPC Merger Agreement. See Note 3 to the Consolidated Financial Statements.


Item 6.        Exhibits and reports on Form 8-K.

           a. Exhibits

              See accompanying index to Exhibits.

           b. EFCC filed one report on Form 8-K on January 21, 1997 regarding EFCC entering into the Star Merger Agreement. "Item 5 - Other Events" was the only item reported on. No financial statements were filed.

           All other items required in Part II are not applicable for the quarter ended March 31, 1997.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               (Registrant)  EXTENDED FAMILY CARE CORPORATION



Date:     May 15, 1997           By:  /s/ Joseph Heller
                                     Joseph Heller, Vice President, Acting Chief
                                     Executive Officer, Controller, Principal
                                      Financial Officer and Director

                                INDEX TO EXHIBITS


Exhibits                                                                   Page


2.1 Agreement and Plan of Merger, dated as of January 3, 1997 among Star, EFCC Acquisition Corp. and EFCC, dated as of January 3, 1997. (1)

2.2 Plan and Agreement of Merger between TPC and EFCC dated March 18,
    1997. (2)

27 Financial Data Schedule.                                                 14

=============================================

(1) Included as Exhibit 1 to the Amended Schedule 13D filed by Stephen Sternbach on January 17, 1997 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to EFCC's Form 10-KSB for the period ended December 31, 1996 and incorporated herein by reference thereto.