Form 10QSB
period 1997-06-30
EXTENDED FAMILY CARE CORP
filed 1997-08-19
CIK 318940

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997

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

   Check whether the issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                             Yes X       No ______


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                          DURING THE PAST FIVE YEARS)
  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes _____ No  X



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 37,602,201 common shares, $.01 par value, as of August 12, 1997.

   Transitional Small Business Disclosure Format (check one): Yes _____ No X

                EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
                      SECOND QUARTER REPORT ON FORM 10-QSB
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Part I - Financial Information

Item 1

Condensed Consolidated Balance Sheets as of June 30, 1997
     (Unaudited) and December 31, 1996........................................3

Condensed Consolidated Statements of Operations (Unaudited)
     for the three months and six months ended June 30, 1997 and 1996.........4

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the six months ended June 30, 1997 and 1996...............................5

Notes to Condensed Consolidated Financial Statements (Unaudited)..............6


Item 2

Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................7


Part II - Other Information

Item 5

Other Information............................................................12

Item 6

Exhibits and Reports on Form 8-K.............................................12

Signatures...................................................................13

Exhibit Index................................................................14

                 Extended Family Care Corporation and Subsidiary
                      Condensed Consolidated Balance Sheets

                                                                                   June 30,               December 31,
                                                                                    1997                     1996
                                                                                (Unaudited)
        ASSETS
Current assets:
    Cash                                                                        $  300,825                $1,066,193
    Accounts receivable, net of allowance for
        doubtful accounts of $200,000 at June 30, 1997
        and $100,000 at December 31, 1996                                        1,274,815                 1,066,277
    Prepaid expenses and other current assets                                      162,650                   496,185
                                                                                ----------                ----------
            Total current assets                                                 1,738,290                 2,628,655

Property and equipment, net                                                        190,656                   233,644

Other assets:
    Deferred taxes                                                                 243,000                   204,000
    License, net                                                                   456,311                   476,153
    Other                                                                           29,410                    29,410
                                                                                ----------                ----------
Total assets                                                                    $2,657,667                $3,571,862
                                                                                ==========                ==========


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued expenses                                 $1,086,548                $  809,758
    Payroll taxes payable                                                          151,485                   151,721
    Notes payable                                                                    4,449                    43,449
    Other current liabilities                                                       95,570                    96,224
                                                                                ----------                ----------
            Total current liabilities                                            1,338,052                 1,101,152
                                                                                ----------                ----------

Non-current liabilities:
    Long-term debt                                                                  33,500                    36,500
    Obligations under capital leases                                                58,294                    69,717
                                                                                ----------                ----------
        Total non-current liabilities                                               91,794                   106,217
                                                                                ----------                ----------
             Total liabilities                                                   1,429,846                 1,207,369
                                                                                ----------                ----------

COMMITMENTS AND CONTINGENCIES

Minority interest in subsidiary                                                    126,528                   139,649
                                                                                ----------                ----------

Shareholders' equity
    Preferred stock, $.01 par value, 10,000,000 shares
        authorized in 1996                                                            -                         -
    Common stock, $.01 par value per share,
        50,000,000 shares authorized, 30,000,000 in 1996;
        32,000,226 shares issued and outstanding                                   320,002                   320,002
    Additional paid-in capital                                                   1,013,358                 1,763,348
Retained earnings                                                                 (232,067)                  141,494
                                                                                ----------                ----------
        Total shareholders' equity                                               1,101,293                 2,224,844
                                                                                ----------                ----------

             Total liabilities and shareholders' equity                         $2,657,667                $3,571,862
                                                                                ==========                ==========



     See accompanying notes to condensed consolidated financial statements.

                 Extended Family Care Corporation and Subsidiary
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three Months Ended                            Six Months Ended
                                                       June 30,                                   June 30,
                                                1997             1996                      1997            1996
                                                ----             ----                      ----            ----
Net patient service revenue                   $2,339,283       $2,218,113                $4,661,222      $4,203,005
                                              ----------       ----------                ----------      ----------

Cost of services                               1,443,161        1,398,508                 2,968,219       2,644,772
                                              ----------       ----------                ----------      ----------
    Gross profit                                 896,122          819,605                 1,693,003       1,558,233

Selling, general and
    administrative expenses                      959,982          769,975                 1,713,576       1,608,487
Merger costs                                     308,131            --                      308,131          --
Provision for doubtful accounts                   75,000            --                      100,000          --
                                              ----------       ----------                ----------      ----------

    Income (loss) from operations               (446,991)          49,630                  (428,704)       (50,254)

Interest income (expense)                            654             (918)                    3,022         (3,261)
                                              ----------       ----------                ----------      ----------

    Income (loss) before provision
         (benefit) for income taxes
         and minority interest                  (446,337)          48,712                  (425,682)       (53,515)


Provision (benefit) for income taxes             (52,000)          18,500                   (39,000)       (20,000)
                                               ---------        ---------                -----------     ----------

    Net income (loss) before minority
         interest                               (394,337)          30,212                  (386,682)       (33,515)

Minority interest in subsidiary net
    income (loss)                                (14,741)           5,289                   (13,121)        (5,391)
                                              -----------      ----------                -----------     ----------

    Net income (loss)                         $ (379,596)      $   24,923                $ (373,561)     $ (28,124)
                                              ===========      ===========               ==========      ==========


Net income (loss) per common share:

    Primary                                   $  (0.0119)      $    0.0008               $ (0.0117)      $  (0.0015)
                                              ===========      ===========               ==========      ===========

    Fully diluted                             $  (0.0119)      $    0.0008               $ (0.0117)      $  (0.0015)
                                              ===========      ===========               ==========      ===========

 Weighted average number of common shares outstanding:

    Primary                                   32,000,226       29,551,207                32,000,226      19,200,228
                                              ==========       ==========                ==========      ==========
    Fully diluted                             32,000,226       29,551,207                32,000,226      19,200,228
                                              ==========       ==========                ==========      ==========


     See accompanying notes to condensed consolidated financial statements.


                 Extended Family Care Corporation and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     1997                     1996

Cash flow from operating activities:
------------------------------------
    Net loss                                                                    $ (373,561)               $   (28,124)
                                                                                ------------              ------------
    Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Allowance for doubt accounts                                              100,000                      --
         Depreciation and amortization                                              42,988                     28,774
         Amortization of intangible assets                                          19,842                     19,840
         Benefit for income taxes                                                  (39,000)                   (20,000)
         Minority interest in subsidiary (loss)                                    (13,121)                    (5,391)
Change in operating assets and liabilities:
        (Increase) decrease in assets:
         Accounts receivable                                                      (308,538)                  (161,930)
         Prepaid expenses and other current assets                                 333,535                     47,268
         Other assets                                                                --                       (18,213)
        Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                     276,790                     (2,471)
          Payroll taxes payable                                                       (236)                    54,723
          Other liabilities                                                           (654)                       (65)
                                                                                -----------               ------------
          Net cash provided by (used in) operating activities                       38,045                    (85,589)
                                                                                -----------               ------------

Cash flow from investing activities:
------------------------------------
    Purchase of property and equipment                                               --                      (106,265)
                                                                                -----------               ------------
        Net cash used in investing activity                                          --                      (106,265)
                                                                                -----------               ------------

Cash flow from financing activity:
----------------------------------
    Payment of dividends                                                          (749,990)                     --
    Payment of obligations under capital leases                                    (11,423)                    (7,040)
    Repayment of loans                                                             (42,000)                    (9,000)
                                                                                -----------               ------------
        Net cash used in financing activities                                     (803,413)                   (16,040)
                                                                                -----------               ------------

Net decrease in cash                                                              (765,368)                  (207,894)

Cash at beginning of period                                                      1,066,193                    511,563
                                                                                ----------               -------------

Cash at end of period                                                           $  300,825                $   303,669
                                                                                ==========               ============

Supplemental disclosures:
    Equipment acquired under capital lease obligation                           $    --                   $     70,223
                                                                                ==========                ============
    Cash paid during the period for:
        Interest                                                                $       49                $      1,608
                                                                                ==========                =============
        Income taxes                                                            $    2,586                $      1,333
                                                                                ==========                =============



     See accompanying notes to condensed consolidated financial statements.

                 EXTENDED FAMILY CARE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Extended Family Care Corporation ("EFCC") and its 83% owned subsidiary, TPC Home Care Services, Inc. ("TPC") (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996. TPC was merged into EFCC on August 8, 1997. See Note 3.

Note 2 - Net Income (Loss) Per Share

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.

Note 3 - Merger

     An Agreement and Plan of Merger (the "Star Merger Agreement"), was entered into on January 3, 1997 between EFCC and Star Multi Care Services, Inc. ("Star"), pursuant to which Star will acquire 100% of the outstanding common shares of EFCC (the "Star Merger"). Under the terms of the Star Merger Agreement, EFCC's shareholders will receive $2,400,000 in cash or approximately $.064 per share and $4,850,000 in Star common stock or approximately $.129 per share for total consideration of $7,250,000 or approximately $.193 per share. As part of the Star Merger Agreement, EFCC paid a $.0234 per share cash dividend on January 21, 1997 to all its common shareholders of record on January 13, 1997. Cumulative Star Merger related legal and other professional fees of $308,131 were all expensed in the quarter ending June 30, 1997.

     It is anticipated that the Star Merger will be treated as a tax-free reorganization for Federal income tax purposes to the extent of Star's common stock received by EFCC's shareholders. The Star Merger is expected to be completed by September 1997, subject to approval of EFCC's and Star's shareholders, certain state regulatory boards and other conditions. Star's and EFCC's shareholders have scheduled separate meetings on September 5, 1997 to approve the Star Merger.

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

     On March 18, 1997 EFCC entered into an Agreement and Plan of Merger (the "TPC Merger Agreement") with its 83% owned subsidiary, TPC, pursuant to which TPC will merge with and into EFCC and EFCC will be the surviving entity (the "TPC Merger"). Pursuant to the TPC Merger Agreement, the minority shareholders of TPC will receive 5,601,975 common shares of EFCC or 18.745545 common shares of EFCC for each common share of TPC they own. TPC common stock owned by EFCC will be canceled as a result of the TPC Merger and no EFCC stock shall be issued to EFCC in connection therewith. The TPC Merger was completed on August 8, 1997.



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


Overview

     The Company's revenues are derived from providing home health services to individuals, in New York, New Jersey and Pennsylvania, through various contracts with government agencies (under the Medicaid program) and to a lesser extent hospitals, insurance companies, private pay and other third party payers.

Results of Operations

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Net Patient Service Revenue: Net patient service revenue increased $121,170 or 5 % to $2,339,283 for the quarter ended June 30, 1997 from $2,218,113 for the quarter ended June 30, 1996. The addition of one new satellite branch from June 30, 1996 to June 30, 1997 and the continued growth of the branch opened in February 1996 increased net patient service revenue by $308,944 or 14%. The increase in net patient service revenue was partially offset by the sale of the Jersey City branch in December 1996.

Cost of Services: Cost of services increased $44,653 or 3% to $1,443,161 for the quarter ended June 30, 1997 from $1,398,508 for the quarter ended June 30, 1996. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $190,007 or 25% to $959,982 for the quarter ended June 30, 1997 from $769,975 for the quarter ended June 30, 1996. Selling, general and administrative expenses as a percentage of net revenues increased to 41% for the quarter ended June 30, 1997 from 35% for the quarter ended June
30, 1996. The increase in selling, general, and administrative expenses for the quarter ended June 30, 1997 is primarily attributable to (i) severance costs relating to the elimination of certain administrative positions, (ii) the early termination of operating leases for the Company's Hempstead and East Orange branches, as well as, the write-off of leasehold improvements, and (iii) the payment of consulting fees to Star in connection with the Consulting Agreement.

Merger Costs: Cumulative Star Merger related legal and other professional fees of $308,131 were all expensed in the quarter ending June 30, 1997.

Provision For Doubtful Accounts: Provision for doubtful accounts for the quarter ended June 30,1997 were $75,000 consisting of amounts recorded to the allowance for doubtful accounts to reflect the net realizable value of the accounts receivable balance at June 30, 1997.

Provision (Benefit) For Income Taxes: Provision for income taxes decreased by $70,500 to a benefit for income taxes of ($52,000) for the quarter ended June 30, 1997 from an $18,500 provision for income taxes for the quarter ended June 30, 1996. The decrease in provision for income taxes for the quarter ended June 30, 1997 is primarily attributable to a decrease in earnings, offset by an increase in permanent taxable differences relating to merger costs.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net Patient Service Revenue: Net patient service revenue increased $458,217 or 11 % to $4,661,222 for the six months ended June 30, 1997 from $4,203,005 for the six months ended June 30, 1996. The addition of one new satellite branch from June 30, 1996 to June 30, 1997 and six full months of operation during the six months ended June 30, 1997 for a branch opened in February 1996 increased net patient service revenue by $530,042 or 13%. The increase in net patient service revenue was partially offset by the sale of the Jersey City branch in December 1996.

Cost of Services: Cost of services increased $323,447 or 12 % to $2,968,219 for the six months ended June 30, 1997 from $2,644,772 for the six months ended June 30, 1996. The increase in cost of services is primarily due to increases in field staff payroll costs resulting from the increase in net patient service revenue. The Company's growth in the number of cases serviced increased the need for additional field staff to service these cases.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $105,089 or 7 % to $1,713,576 for the six months ended June 30, 1997 from $1,608,487 for the six months ended June 30, 1996. The increase in selling, general, and administrative expenses for the six months ended June 30, 1997 is primarily attributable to (i) severance costs relating to the elimination of certain administrative positions, (ii) the early termination of operating leases for the Hempstead and East Orange branches, as well as, the write-off of leasehold improvements, (iii) the payment of consulting fees to Star in connection with the Consulting Agreement, and (iv) partially offset by the integration of certain administrative functions as a result of the Consulting Agreement.

Merger Costs: Cumulative Star Merger related legal and other professional fees of $308,131 were all expensed in the six months ending June 30, 1997.

Provision For Doubtful Accounts: Provision for doubtful accounts for the six months ended June 30,1997 were $100,000 consisting of amounts recorded to the allowance for doubtful accounts to reflect the net realizable value of the accounts receivable balance at June 30, 1997.

(Benefit) For Income Taxes: Benefit for income taxes increased by $19,000 to ($39,000) for the six months ended June 30, 1997 from ($20,000) for the six months ended June 30, 1996. The increase in benefit for income taxes for the six months ended June 30, 1997 is primarily attributable to a decrease in earnings, offset by an increase in permanent taxable differences relating to merger costs.

Inflation and Seasonality

     Medicaid reimbursements, which represent the Company's principal source of revenue, have historically been adjusted to keep pace with inflation. There can be no assurance that future Medicaid reimbursement will keep pace with inflation. See "Forward-Looking Statements - Cautionary Factors."

     The Company's business is generally not subject to seasonal trends.

Liquidity and Capital Resources

     The nature of the Company's business requires weekly payments of wages to its personnel as they render services, while the Company receives payments for services rendered over an extended period of time (30 to 90 days). At June 30, 1997 the Company's accounts receivable balance increased $208,538 to $1,274,815 from $1,066,277 at December 31, 1996. The increase in accounts receivable was due to increased net patient service revenue offset by a decrease in days sales in accounts receivable from approximately 54 to 45 days and an additional $100,000 allowance for doubtful accounts.

     At June 30, 1997 the Company had working capital of $400,238. Historically, the Company's cash requirements have been met internally from operations. The Company currently has no outstanding bank debt nor does it have any agreements for a line of credit.

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

     Net cash provided by (used in) operating activities for the Company was $38,045 for the six months ended June 30, 1997 and ($85,589) for the six months ended June 30, 1996. The change in cash provided by operating activities for the quarter ended June 30, 1997, and cash used in operations for the quarter ended June 30, 1996 was the result of increased gross profit offset by increased selling, general and administrative expenses and a decrease in the number of days sales in accounts receivable from approximately 54 days to 45 days.

Forward Looking Statements - Cautionary Factors

     Certain statements in this report are not historical facts and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of operations of EFCC and TPC to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the risks set forth below.

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

     On July 9, 1996, authorities of the State of New Jersey met to discuss the reduction of Medicaid reimbursement rates for the year July 1, 1996 to July 1, 1997. The meeting did not result in a material reduction in the Medicaid reimbursement rates for the period July 1, 1996 to July 1, 1997. During the quarter ended June 30, 1996, a reduction in authorized Medicaid reimbursable hours per case was imposed by New York State. The results of this reduction did not have a material adverse effect on the Company's results of operations for the fiscal year ended December 31, 1996. However, if a similar Medicaid reduction is imposed by the State of New Jersey, the results of this reduction would have a material adverse effect on the Company's results of operation, as the Company currently derives a majority of its revenues from New Jersey Medicaid reimbursements. The Company cannot predict the magnitude of future reductions, if any, in Medicaid reimbursement rates or reimbursable hours.

     New York State requires approval of the Public Health Council of the New York State Department of Health ("NYPHC") for any change in a "Controlling Person" of an operator of a licensed health care services agency ("LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. To the extent the Company may seek to acquire control of an LHCSA, the Company would have to be granted the approval of the NYPHC prior to exercising control over such LHCSA. NYPHC approval is also required if any entity seeks control of more than 10 percent of the voting securities of the Company or TPC. The NYPHC has approved the change of control that occurred from the acquisition by Coss of approximately 66 percent of EFCC's common stock and the change of control which occurred when Arbor Home Health Care Holdings, LLC ("Arbor") acquired 40 percent of EFCC's common stock. An application to approve Star's control over the Company pursuant to the Star Merger Agreement was approved on June 27, 1997. See Note 3 to the Consolidated Financial Statements.

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


Item 6.   Exhibits and reports on Form 8-K.

          a. Exhibits

             See accompanying index to Exhibits.

          b. EFCC did not file any reports on Form 8-K in the quarter reported on.

           All other items required in Part II are not applicable for the quarter ended June 30, 1997.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       (Registrant) EXTENDED FAMILY CARE CORPORATION



Date:  August 19, 1997           By:/s/ Joseph Heller
                                    -------------------------------------------
                                    Joseph Heller, Vice President, Acting Chief
                                    Executive Officer, Controller, Principal
                                    Financial Officer and Director

                                INDEX TO EXHIBITS


Exhibits                                                                   Page


2.1 Agreement and Plan of Merger, dated as of January 3, 1997 among Star, EFCC Acquisition Corp. and EFCC, dated as of January 3, 1997. (1)

2.2  Plan and  Agreement of Merger  between TPC and EFCC dated March 18,
      1997. (2)

27   Financial Data Schedule.                                                15

===============================================================================

(1) Included as Exhibit 1 to the Amended Schedule 13D filed by Stephen Sternbach on January 17, 1997 and incorporated herein by reference thereto.

(2) Filed as an Exhibit to EFCC's Form 10-KSB for the period ended December 31, 1996 and incorporated herein by reference thereto.